Form 10-Q
period 2021-09-30
Thorne Healthtech, Inc.
filed 2021-11-10
CIK 1844280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-40826

THORNE HEALTHTECH, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2877253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

152 W. 57 th Street, New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (929)
251-6321
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	THRN	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☐  No    ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes    ☒    No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).  Yes    ☐  No    ☒
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 10, 2021 was 52,545,305.

THORNE HEALTHTECH, INC.
FORM
10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
(Quarterly Report) contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, commercial activities and costs, research and development costs, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•	our business, business strategy, products and services we may offer in the future;

•	our ability to increase brand awareness, attract and retain customers and sell additional products and services to new and existing customers;

•	our ability to convert customers into recurring subscribers;

•	our ability to develop new products and services or improve existing products and services;

•	our future financial performance, including trends in revenue, costs of revenue, gross profit, operating expenses and free cash flow;

•	expectations about industry trends, such as a shift towards personalized healthcare and increasing demand for convenience;

•	our ability to efficiently spend on advertising and marketing;

•	our ability to maintain profitability;

•	our ability to compete successfully in competitive markets and expand internationally;

•	our ability to maintain relationships with key distributors, ingredient suppliers, influencers and research institutions;

•	our ability to respond to rapid technological changes;

•	our expectations and management of future growth;

•	expectations about legal and regulatory changes;

•	our ability to attract and retain key personnel and highly qualified personnel;

•	our ability to protect our brand and maintain our NPS score;

•	our ability to maintain key certifications, such as our NSF Certified Facility;

•	our ability to maintain, protect and enhance our intellectual property, including our multi-omics database and trade secrets;

•	restrictions and penalties as a result of privacy and data protection laws;

•	our ability to successfully identify, acquire and integrate companies, technologies and assets;

•	the increased expenses associated with being a public company;

•	the outcome and impact of litigation, including litigation associated with the filings of IPRs;

•	the timing and results of future regulatory filings; and

•	other risks and uncertainties, including those listed under the caption “Risk Factors.”
We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements contained herein to reflect events or circumstances after the date of this Quarterly Report, whether as a result of any new information, future events or otherwise.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THORNE HEALTHTECH, INC.
Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current Assets
Cash	$76,690,725	$15,262,094
Accounts receivable, net	5,684,332	2,378,994
Related party receivables	567,300	135,399
Inventories, net	37,742,924	28,066,024
Prepaid expenses and other current assets	4,405,006	886,328

Total current assets	125,090,287	46,728,839

Property and equipment, net	25,495,915	23,189,730
Operating lease right-of-use asset, net	18,822,817	17,740,816
Finance right-of-use asset	962,931	767,237
Intangible assets, net	6,876,583	7,635,253
Goodwill	14,440,683	14,440,683
Investments	1,150,000	1,150,000
Equity-method investments	—	3,382,147
Other assets	829,720	454,429

Total assets	$193,668,936	$115,489,134

THORNE HEALTHTECH, INC.
Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current Liabilities
Revolving line of credit	$20,000,000	$—
Accounts payable	17,749,306	8,691,430
Accrued payroll	2,783,128	2,592,143
Other accrued expenses	1,294,299	891,018
Related party payable	1,116,306	809,080
Current portion of operating lease liability	3,048,842	2,603,930
Current portion of finance lease liability	400,336	269,212
Current portion of long-term debt	487,001	223,400

Total current liabilities	46,879,218	16,080,213

Long-term Liabilities
Revolving line of credit	—	20,000,000
Operating lease liability, net of current portion	27,693,191	27,284,356
Finance lease liability, net of current portion	536,442	454,857
Long-term debt, net of current portion	1,209,899	469,471
Warrant liability	3,028,402	3,930,930
Other long-term liabilities	746,564	621,115

Total liabilities	80,093,716	68,840,942

Commitments and Contingencies (Notes 8 and 13)
Series E convertible preferred stock; par value $0.01, 0 and 27,011,500 authorized as of September 30, 2021 and December 31, 2020, respectively; 0 and 27,011,500 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $134,449,035 as of December 31, 2020	—	133,484,531
Stockholders’ Equity (Deficit)
Common stock; par value $0.01, 200,000,000 and 63,190,000 authorized as of September 30, 2021 and December 31, 2020, respectively; 52,514,600 and 12,323,830 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	525,146	123,238
Common stock, Class B; no par value, 0 and 8,900,000 shares authorized as of September 30, 2021 and December 31, 2020 respectively; 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	246,927,880	52,451,862
Accumulated deficit	(133,764,392)	(132,964,365)

Total stockholders’ equity (deficit)—Thorne HealthTech, Inc.	113,688,634	(80,389,265)
Non-controlling interest	(113,414)	(6,447,074)

Total stockholders’ equity (deficit)	113,575,220	(86,836,339)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$193,668,936	$115,489,134

See accompanying notes to financial statements.

THORNE HEALTHTECH, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$48,009,678	$38,774,342	$135,383,383	$102,278,334
Cost of sales	22,469,952	19,444,844	63,710,703	54,900,528

Gross profit	25,539,726	19,329,498	71,672,680	47,377,806
Operating expenses:
Research and development	2,236,913	552,060	4,279,854	3,123,593
Write-off of acquired Drawbridge in-process research and development	—	—	1,563,015	—
Selling, general, and administrative	24,222,656	13,478,279	57,078,758	43,003,047

Income (loss) from operations	(919,843)	5,299,159	8,751,053	1,251,166
Other (income) expense:
Interest expense (income), net	29,089	(137,777)	392,990	724,418
Guarantee fees	141,949	186,600	421,220	358,560
Change in fair value of warrant liability	(2,212,554)	420,084	(902,528)	1,138,268
Loss on Drawbridge transaction	—	—	165,998	—
Other expense (income), net	(39,473)	1,129	(77,616)	1,129

Total other (income) expense, net	(2,080,989)	470,036	64	2,222,375

Income (loss) before income taxes and loss from equity interests in unconsolidated affiliates	1,161,146	4,829,123	8,750,989	(971,209)
Income tax expense	78,914	47,934	122,452	128,708

Net income (loss) before loss from equity interests in unconsolidated affiliates	1,082,232	4,781,189	8,628,537	(1,099,917)
Loss from equity interests in unconsolidated affiliates	(131,390)	(620,054)	(3,304,496)	(1,064,080)

Net income (loss)	950,842	4,161,135	5,324,041	(2,163,997)
Net (income) loss—non-controlling interests	(77,945)	583,661	(323,006)	(103,566)

Net income (loss) attributable to Thorne HealthTech, Inc.	1,028,787	3,577,474	5,647,047	(2,060,431)
Undistributed earnings attributable to Series E convertible preferred stockholders	(553,078)	(3,577,474)	(5,171,338)	—

Net income (loss) attributable to common stockholders	$475,709	$—	$475,709	$(2,060,431)

Earnings (loss) per share:
Basic	$0.02	$—	$0.02	$(0.20)
Diluted	$0.01	$—	$0.01	$(0.20)
Weighted average common shares outstanding:
Basic	21,212,668	11,932,085	19,032,403	10,439,466
Diluted	51,222,522	40,413,805	50,327,893	39,866,905
See accompanying notes to financial statements.

THORNE HEALTHTECH, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Convertible Preferred Stock		Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Three Months Ended September 30, 2021:
Balance, June 30, 2021	27,011,500	$133,484,531	12,323,830	$123,238	6,179,270	$—	$52,986,527	$(134,793,179)	$(35,469)	$(81,718,883)
Conversion of all shares of Class B common stock to common stock	—	—	6,179,270	61,793	(6,179,270)	—	(61,793)	—	—	—
Conversion of Series E convertible preferred stock to common stock	(27,011,500)	(133,484,531)	27,011,500	270,115	—	—	133,214,416	—	—	133,484,531
Issuance of common stock in September 2021 initial public offering (IPO)at $10.00 per share, net of issuance costs of $10,031,797	—	—	7,000,000	70,000	—	—	59,898,203	—	—	59,968,203
Stock-based compensation	—	—	—	—	—	—	890,527	—	—	890,527
Net income	—	—	—	—	—	—	—	1,028,787	(77,945)	950,842

Balance, September 30, 2021	—	$—	52,514,600	$525,146	—	$—	$246,927,880	$(133,764,392)	$(113,414)	$113,575,220

Three Months Ended September 30, 2020:
Balance, June 30, 2020	27,011,500	$133,484,531	9,749,505	$97,495	—	$—	$29,015,348	$(135,244,524)	$(6,538,234)	$(112,669,915)
Exercise of common stock warrants	—	—	4,230,170	42,302	—	—	22,087,672	—	—	22,129,974
Exercise of stock options	—	—	805,450	8,054	—	—	842,627	—	—	850,681
Repurchase of common stock	—	—	(2,461,295)	(24,613)	—	—	24,613	—	—	—
Stock-based compensation	—	—	—	—	—	—	240,801	—	—	240,801
Net income	—	—	—	—	—	—	—	3,577,474	583,661	4,161,135

Balance, September 30, 2020	27,011,500	$133,484,531	12,323,830	$123,238	—	$—	$52,211,061	$(131,667,050)	$(5,954,573)	$(85,287,324)

THORNE HEALTHTECH, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Convertible Preferred Stock		Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Nine Months Ended September 30, 2021:
Balance, December 31, 2020	27,011,500	$133,484,531	12,323,830	$123,238	—	$—	$52,451,862	$(132,964,365)	$(6,447,074)	$(86,836,339)
Common stock issued in exchange for remaining interest in consolidated affiliate	—	—	—	—	6,179,270	—	—	(6,447,074)	6,447,074	—
Noncontrolling interest in acquired subsidiary	—	—	—	—	—	—	—	—	209,592	209,592
Conversion of all shares of Class B common stock to common stock	—	—	6,179,270	61,793	(6,179,270)	—	(61,793)	—	—	—
Conversion of Series E convertible preferred stock to common stock	(27,011,500)	(133,484,531)	27,011,500	270,115	—	—	133,214,416	—	—	133,484,531
Issuance of common stock in September 2021 IPO at $10.00 per share, net of issuance costs of $10,031,797	—	—	7,000,000	70,000	—	—	59,898,203	—	—	59,968,203
Stock-based compensation	—	—	—	—	—	—	1,425,192	—	—	1,425,192
Net income	—	—	—	—	—	—	—	5,647,047	(323,006)	5,324,041

Balance, September 30, 2021	—	$—	52,514,600	$525,146	—	$—	$246,927,880	$(133,764,392)	$(113,414)	$113,575,220

Nine Months Ended September 30, 2020:
Balance, December 31, 2019	27,011,500	$133,484,531	9,642,705	$96,427	—	$—	$28,443,614	$(129,606,619)	$(5,851,007)	$(106,917,585)
Exercise of common stock warrants	—	—	4,336,970	43,370	—	—	22,177,803	—	—	22,221,173
Exercise of stock options	—	—	805,450	8,054	—	—	842,627	—	—	850,681
Repurchase of common stock	—	—	(2,461,295)	(24,613)	—	—	24,613	—	—	—
Stock-based compensation	—	—	—	—	—	—	722,404	—	—	722,404
Net loss	—	—	—	—	—	—	—	(2,060,431)	(103,566)	(2,163,997)

Balance, September 30, 2020	27,011,500	$133,484,531	12,323,830	$123,238	—	$—	$52,211,061	$(131,667,050)	$(5,954,573)	$(85,287,324)

See accompanying notes to financial statements.

THORNE HEALTHTECH, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$5,324,041	$(2,163,997)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	3,329,145	2,851,203
Change in fair value of warrant liability	(902,528)	1,138,268
Non-cash lease expense	4,897,207	3,826,305
Stock-based compensation	1,425,192	9,796,595
Change in inventory and receivable reserves	65,484	(145,515)
Loss from equity interests in unconsolidated affiliate	3,304,496	1,064,080
Loss on Drawbridge transaction	165,998	—
Write-off of acquired Drawbridge in-process research and development	1,563,015	—
Change in operating assets and liabilities
Accounts receivable	(3,296,652)	(3,289,068)
Related party receivable	(563,291)	(157,611)
Related party payables	307,226	248,745
Inventories	(9,732,333)	238,887
Prepaid expenses and other assets	(3,164,633)	281,713
Accounts payable and accrued liabilities	8,211,866	1,959,885
Operating lease liabilities	(4,794,134)	(3,970,684)

Net cash provided by operating activities	$6,140,099	$11,678,806

Cash Flows from Investing Activities
Purchase of property and equipment	(2,124,385)	(1,099,414)
Acquisition of Drawbridge Health assets, net of cash acquired	(1,412,279)	—
Purchase of investment in equity-method investments	—	(400,000)
Purchase of investment in unconsolidated subsidiaries	—	(750,000)
Purchase of license agreements	(562,958)	(300,000)

Net cash used in investing activities	$(4,099,622)	$(2,549,414)

THORNE HEALTHTECH, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Financing Activities
Proceeds from issuance of common stock in IPO	$70,000,000	$—
Payoff of line of credit	—	(12,208,450)
Repayment of loan from related party	—	(3,000,000)
Proceeds from revolving line of credit	—	20,000,000
Payments on long-term debt and finance leases	(580,049)	(335,328)
Dividends paid on convertible preferred stock	—	(3,266,918)
Common stock issuance costs	(10,031,797)	—
Proceeds from exercise of common stock warrants	—	22,221,173
Repurchase of common stock	—	(23,119,913)
Payments for loans to management	—	(710,000)
Proceeds from repayment of loans to management	—	710,000
Proceeds from exercise of stock options	—	127,249

Net cash provided by financing activities	$59,388,154	$417,813

Net Increase in Cash	61,428,631	9,547,205
Cash, beginning of period	15,262,094	463,648

Cash, end of period	$76,690,725	$10,010,853

Supplemental Disclosure of Cash Flows Information
Cash paid during the year for interest, net of interest received	$395,552	$726,020

Income tax paid, net of refunds received	$192,618	$52,798

Noncash Investing and Financing Activities
Equipment acquired through finance lease obligations	$420,361	$681,247
Equipment acquired through debt obligations	$1,274,601	$1,262,237
Right-of-use assets obtained in exchange for lease liabilities	$2,913,002	$4,259,688

Promissory note payable issued in exchange for buyback of management options	$—	$(6,270,092)
Conversion of Series E convertible preferred stock to common stock	$133,484,531	$—
Conversion of Class B common stock to common stock	$61,793	$—

See accompanying notes to financial statements.

THORNE HEALTHTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and Nature of Operations
Thorne HealthTech, Inc. was originally incorporated under the name of Thorne Holding Corp. (the Company) and was incorporated under the laws of the state of Delaware on June 17, 2010, to acquire 100% of the stock of Thorne Research, Inc. (Thorne Research). On November 13, 2020, the Company changed its name to Thorne HealthTech, Inc.
The Company is a science-driven wellness company, pioneering innovative solutions and personalized approaches to health and wellness. The Company is building a new health category to deliver better health outcomes through a proactive, empowered approach. Its unique, vertically integrated brands, Thorne and Onegevity, provide actionable insights and personalized data, products and services that help individuals take a proactive approach to improve and maintain their health over their lifetime. By combining its proprietary multi-omics database, artificial intelligence (AI) and digital health content with its science-backed nutritional supplements, the Company delivers a total system for health and wellness.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The condensed consolidated financial statements include the operations of the Company and all of its wholly-owned subsidiaries, as well as majority-owned subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or variable interest for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
On September 10, 2021, the Company approved and effected a
445-for-1
forward stock split of the Company’s Class A common stock, Class B common stock, and Series E convertible preferred stock. The par value and other terms of the common stock and preferred stock were not affected by the stock split. All related share and per share amounts have been retroactively adjusted in these condensed consolidated financial statements for all periods presented to reflect the
445-for-1
forward stock split. Furthermore, other related information, including shares of common stock underlying the Company’s warrants, stock options and restricted stock units and their respective exercise prices have been retroactively adjusted in these condensed consolidated financial statements for all periods presented to reflect the
445-for-1
forward stock split.
Unaudited Consolidated Financial Statements
The condensed consolidated balance sheet as of September 30, 2021, and the condensed consolidated statements of operations, condensed consolidated convertible preferred stock and stockholders’ equity (deficit), and condensed consolidated statements of cash flows for the nine months ended September 30, 2020, and 2021, are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of September 30, 2021, and the results of operations and cash flows for the nine months ended September 30, 2021, and 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the nine months ended September 30, 2021, and 2020, are also unaudited. The condensed consolidated results of operations for the nine months ended September 30, 2021, are not necessarily indicative of results to be expected for the year ending December 31, 2021, nor for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020, included herein was derived from the audited consolidated financial statements as of that date.
These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosure of contingent assets and liabilities. The Company bases its estimates on its historical experience and on assumptions that the Company believes are reasonable; however, actual results could significantly differ from those estimates.

THORNE HEALTHTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There have been no significant changes from the significant accounting policies disclosed in the Company’s audited financial statements as of and for the year ended December 31, 2020.
In-process
Research and Development
In-process
research and development (IPR&D) was recorded at its fair value using a discounted cash flow model and was assigned to acquired research and development assets that were not fully developed as of the completion of the acquisition of Drawbridge Health, Inc. (the Drawbridge Transaction; see Note 15). IPR&D acquired in an asset purchase is capitalized on the Company’s balance sheet at its acquisition-date fair value if the acquired IPR&D has alternative future use. For the IPR&D acquired from the Drawbridge Transaction it was determined that the IPR&D had no alternative future use and therefore it was expensed immediately following the Drawbridge Transaction and is being presented as write-off
of acquired Drawbridge
in-process
research and development in the condensed consolidated statements of operations. Fair value measurement was classified as Level 3 under the fair value hierarchy.
Fair Value Measurements
ASC 820,
Fair Value Measurements and Disclosures,
establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•
Level
 2:
Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or that can be corroborated by observable market data.

•	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The carrying amounts of certain financial instruments, which include cash, receivables, accounts payable, accrued expenses and the line of credit approximate their fair values as of September 30, 2021 and December 31, 2020 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.
As of September 30, 2021, and December 31, 2020, there were 453,455 warrants classified as a liability (see Note 11). The fair value of the warrant liability is based on the Black-Scholes option model. The Company is required to revalue the warrants at each reporting date with any changes in fair value recorded on the condensed consolidated statement of operations. The valuation of the warrants is classified under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable.
Deferred Offering Costs
The Company capitalizes within other assets, certain legal, accounting and other third-party fees directly related to the Company’s in-process
equity financings until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses.
On September 22, 2021, the Company’s Registration Statement on Form
S-1,
as amended, was declared effective and on September 23, 2021, the Company’s common stock began trading on the Nasdaq Global Select Market, under the ticker symbol “THRN”. On September 27, 2021, the Company closed its initial public offering (IPO) of 7,000,000 shares of common stock. Through the completion of the offering, the Company incurred $10.0 million of offering costs, which had been capitalized prior to the completion of the offering. Upon closing of the offering, the Company reclassified these amounts to additional paid in capital, as a reduction of the offering proceeds.

THORNE HEALTHTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue Recognition
The Company accounts for revenues under Financial Accounting Standards Board (FASB) Topic 606,
Revenue from Contracts with Customers
(ASC 606) using the following steps:

•	identify the contract, or contracts, with a customer;

•	identify the performance obligations in the contract;

•	determine the transaction price;

•	allocate the transaction price to the identified performance obligations; and

•	recognize revenue when, or as, the Company satisfies the performance obligations.
The Company recognizes revenue at a point in time when it satisfies a performance obligation by transferring control over a product and other promised goods and services to a customer. Significant judgments made in the application of ASC 606 include determining the transaction price and the timing of transfer of control of the performance obligation (i.e., sale of product). The Company considers several factors in determining the point in time when control transfers to the customer. These factors include that legal title transfers to the customer, the Company has a present right to payment, and the customer has assumed the risks and rewards of ownership.
Professional/B2B Sales:
The Company sells to wholesale customers, including healthcare professionals, retail stores, and through various online sites operated by authorized resellers, such as Emerson Ecologics, LLC. Certain customers resell Company products in online marketplaces, however, no inventories are held on consignment; revenue is recognized when control of the goods is transferred to these customers which is typically at the time of shipment (FOB shipping point). For several specific customers, revenue is recognized at time of delivery (FOB destination). The terms of payment over the recognized receivables from distributors are less than one year and therefore these sales do not have any significant financing components. The Company uses standard price lists in determining the transaction price, adjusted for estimates of variable consideration. Discounts stated or implied are allocated entirely to the sole performance obligation.
Direct-to-Consumer
(DTC) Transaction Sales:
The Company also sells direct to consumers online through a Company owned and operated website. Revenue from online sales is recognized at time of shipment of the product. In addition, the Company sells testing services and test kits. Testing services and test kits are recorded as revenue when the test results are provided to the customer. Shipping and handling costs are considered a fulfillment activity and are expensed as incurred.
DTC Subscription Sales:
The Company offers its customers the ability to opt into recurring automatic refills on Thorne.com and on Amazon.com. Revenue is recognized under the subscription program when product is shipped to the consumer. No funds are collected at the time a consumer signs up for a subscription and the customer can cancel or modify a subscription at any time at no cost to the customer. On the Company website, customers may elect to subscribe monthly, every 45 days, every two months
, every three months, or every four months. For all these frequencies, a 10% discount is offered on retail refill orders. On Amazon, the discount ranges from 5% to 10% depending on the number of products to which a customer is subscribed; the average discount on Amazon for the Company’s subscriptions is approximately 7%. The Company records revenues, net of estimated discounts.
If a customer is not satisfied for any reason with a product purchased, then the customer can return it to the place of purchase to receive a refund, a credit, or a replacement product. The return or refund request must be submitted within 60 days of the date of purchase. The Company estimates returns and accrues for potential returns based on historical data.
There are no material differences in the Company’s revenue recognition policy between the DTC subscription program and the DTC transaction program.
The Company primarily sells to customers in the United States but also sells in international markets. Regardless of customer location, customers are invoiced and payments are required to be made in U.S. dollars. The Company has elected to exclude sales and use taxes for non-exempt
customers from the transaction price and, therefore, sales and use taxes are excluded from revenue.

THORNE HEALTHTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Product Returns, Sales Incentives and Other Forms of Variable Consideration
In measuring revenue and determining the consideration the Company is entitled to as part of a contract with a customer, the Company takes into account the related elements of variable consideration. Such elements of variable consideration include product return rights, discounts, rebates, volume discounts and rebates, promotions, and other marketing offers that can impact net sales.
For the sale of goods with a right of return, the Company only recognizes revenue for the consideration it expects to be entitled to (considering the products to be returned) and records a sales return accrual within accrued liabilities for the amount it expects to credit back its customers. Given that most product returns cannot be resold to another customer, the Company does not recognize an asset in inventory or a corresponding adjustment to cost of sales for the right to recover goods from customers associated with the estimated returns.
The sales return accrual includes estimates that directly impact reported net sales. These estimates are calculated based on a history of actual returns and estimated future returns. In addition, as necessary, sales return accruals may be established for significant future known or anticipated events. The types of future known or anticipated events that are considered, and will continue to be considered, include the Company’s decision to continue to support new and existing products.
Returns are handled on a
case-by-case
basis, but generally returns are accepted when the customer is not satisfied with the product. The Company has accrued an estimate for returns related to a future period. Sales returns accrued as of September 30, 2021 and 2020, were approximately $65 thousand and $58 thousand, respectively, and are accounted for as a reduction of net sales.
The Company estimates sales incentives and other variable consideration using the expected value method and records accruals within accrued liabilities when the liability becomes identifiable and quantifiable. Under this method, certain forms of variable consideration are based on volumes of sales to the customer, which requires subjective estimates. These estimates are supported by historical results, as well as specific facts and circumstances related to the current period. A select few customers, because of their size, are offered a discount for early payment.
The Company also enters into transactions and makes payments to certain of its customers related to advertising, some of which involve cooperative relationships with customers. These activities can be arranged either with unrelated third parties or in conjunction with the customer. To the extent the Company receives a distinct good or service in exchange for consideration and the fair value of the benefit can be reasonably estimated, the Company’s share of the costs of these transactions (regardless of to whom they were paid) are reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company also enters into other advertising activities arranged with customers. These activities cannot be arranged with unrelated third parties; therefore, no distinct good or service is received in exchange for consideration and the fair value of the benefit is not reasonably estimated. The Company’s share of the costs for these transactions paid to customers are reflected as a reduction in the transaction price within net sales in the accompanying condensed consolidated statements of operations.
For certain sales, the Company incurs incremental costs of obtaining the contract through the form of sales commissions. The sales commissions incurred are directly correlated to the sales generated and are therefore expensed as incurred.
The following table presents revenue disaggregated by geography, as determined by the country products were shipped to:

	Three Months Ended				Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Domestic	$44,651,461	93.0%	$36,449,460	94.0%	$127,376,553	94.1%	$95,445,059	93.3%
Foreign	3,358,217	7.0%	2,324,882	6.0%	8,006,830	5.9%	6,833,275	6.7%

Total sales	$48,009,678	100.0%	$38,774,342	100.0%	$135,383,383	100.0%	$102,278,334	100.0%

THORNE HEALTHTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents disaggregated revenues based on sales channel:

	Three Months Ended				Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
DTC Subscription Sales	$6,245,035	13.0%	$4,416,464	11.4%	$17,271,587	12.8%	$12,044,675	11.8%
DTC Transaction Sales	12,076,469	25.2%	10,288,536	26.5%	37,486,115	27.7%	29,362,995	28.7%
Professional/B2B Sales	29,688,174	61.8%	24,069,342	62.1%	80,625,681	59.6%	60,870,664	59.5%

Total sales	$48,009,678	100.0%	$38,774,342	100.0%	$135,383,383	100.0%	$102,278,334	100.0%

Segments
The Company operates in one reportable segment–the selling of innovative solutions and personalized approaches to health and wellbeing. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s condensed consolidated operating results and where the best future opportunities arise.
Recent Accounting Pronouncements – Adopted
ASU
2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.
 In December 2019, the FASB issued this ASU to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This ASU also clarifies and simplifies other aspects of the accounting for income taxes. This update was adopted by the Company effective January 1, 2021. The Company has a full valuation allowance on its deferred income taxes and therefore the adoption did not have a material impact on its condensed consolidated financial statements.
Recent Accounting Pronouncements – Not Yet Adopted
ASU
2016-13,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
In June 2016, the FASB issued this ASU to amend the current accounting guidance which requires the measurement of expected losses to be based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, the Company will be required to use a forward-looking expected loss model that reflects probable losses rather than the incurred loss model for recognizing credit losses. This ASU was amended by ASU
2019-10
to be effective for smaller reporting companies beginning after December 15, 2022. The Company does not believe the adoption of this ASU will have a material impact on its condensed consolidated financial statements and disclosures.
ASU
2020-04,
Reference Rate Reform (Topic 848).
In March 2020, the FASB issued guidance providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance, which became effective on March 12, 2020 and can be applied through December 21, 2022, has not impacted the Company’s condensed consolidated financial statements. The Company has various contracts that reference LIBOR and is assessing how this standard may be applied to specific contract modifications through December 31, 2022.
COVID-19
Pandemic
On January 30, 2020, The World Health Organization (WHO) announced a global health emergency because of a new strain of coronavirus
(Covid-19)
and the risks to the international community as the virus spreads globally. In March 2020, the WHO classified the
Covid-19
outbreak as a pandemic.
The Company is a manufacturer of nutritional supplement products, a category of food regulated by the U.S. Food and Drug Administration. Based on guidance issued by the U.S. Department of Homeland Security / Cybersecurity and Infrastructure Security Agency, and in particular, specific guidance therein regarding the Food and Agriculture industries, the Company’s manufacturing facility is designated as “Essential Critical Infrastructure Workers” and is therefore exempt from “shelter in place” restrictions that might be imposed by the State of South Carolina.

THORNE HEALTHTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The full impact of the
Covid-19
outbreak continues to evolve. As such, the impact of this pandemic on the Company’s financial condition is uncertain. Management is actively monitoring the impact of this virus on its financial condition, liquidity, operations, suppliers, customers, and workforce.
On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (CARES) Act,” was enacted. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of employer-side Social Security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company deferred the employer portion of payroll taxes during the year ended December 31, 2020. The total amount deferred at year end was approximately $1.0 million and will be payable over the next two years. As of September 30, 2021, there remained $1.0 million of deferred payroll taxes accrued for, of which $0.5 million is due December 31, 2021, and the remainder is due December 31, 2022.
The Company’s unaudited condensed consolidated financial statements reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented.
3. Related party transactions
Kirin Holdings Company Limited
As of September 30, 2021, the Company had a related party receivable from Kirin Holdings Company Limited (Kirin), a significant stockholder, in the amount of $3 thousand, related to a research contract. Revenue related to these research services for the three and nine months ended September 30, 2021, was $3 thousand and $6 thousand, respectively. There was no related receivable as of December 31, 2020, nor any related revenue during the three and nine months ended September 30, 2020.
As of September 30, 2021, the Company had a related party payable of $259 thousand due to Kirin, related to the guarantee fees, as required under the 2021 Kirin Fee Letter (see Note 6). As of December 31, 2020, the Company had a related party payable related to the guarantee fees totaling $182 thousand. During the three months ended September 30, 2021 and 2020, the Company recorded guarantee fee expense of $112 thousand and $98 thousand, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded guarantee fee expense of $211 thousand and $179 thousand.
As of September 30, 2021, the Company had a related party payable of $21 thousand due to Kirin, related to the reimbursement of certain employee labor costs, as required under a secondment agreement with Kirin. As of December 31, 2020, the Company had a related party payable related to the reimbursement of certain employee labor costs of $21 thousand. During the three months ended September 30, 2021 and 2020, the Company recorded expense related to the reimbursement of $42 thousand and $21 thousand, respectively, in selling, general and administrative. During the nine months ended September 30, 2021 and 2020, the Company recorded expense for the reimbursed employee labor costs of $84 thousand and $63 thousand.
On July 24, 2019, Kirin provided us with a
one-time
loan of $3.0 million. The Company repaid this loan in 2020, including accrued interest of $128,219, from proceeds under our revolving line of credit with Sumitomo Mitsui Banking Corporation (SMBC). During the three and nine months ended September 30, 2020, the Company recorded interest expense of $0 and $128 thousand related to the one-time
loan. As of December 31, 2020, there was no related payable outstanding.
Mitsui & Co., Ltd.
As of September 30, 2021, the Company had a related party payable of $192 thousand due to Mitsui & Co, Ltd. (Mitsui), a significant stockholder, related the to guarantee fees, as required under the Mitsui 2021 Fee Letter (see Note 6). As of December 31, 2020, the Company had a related party payable related to the guarantee fees totaling $182 thousand. During the three months ended September 30, 2021 and 2020, the Company recorded guarantee fee expense of $71 thousand and $98 thousand, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded guarantee fee expense of $211 thousand and $179 thousand.

THORNE HEALTHTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Indena S.p.A.
As of September 30, 2021, the Company had a related party payable with Indena S.p.A. (Indena), a stockholder, of approximately $369 thousand related to purchases of inventory. As of December 31, 2020, the Company had a related party payable of $613 thousand. During the three and nine months ended September 30, 2021, the Company purchas
e
d $1.0 million and $4.8 million of inventory from Indena; comparatively, during the three and nine months ended September 30, 2020, the Company purchased $0.8 million and $3.5 million of inventory from Indena.
NR Therapeutics, LLC
As of September 30, 2021, the Company had a related party payable of approximately $682 thousand with NR Therapeutics, LLC (NR Therapeutics), an entity in which the Company has invested and in which Paul Jacobson, our Chief Executive Officer, is a member of the board of directors. The payable is related to previous inventory purchases of Nicotinamide Riboside. As of December 31, 2020, the Company had a related party payable of $131 thousand. During the three and nine months ended September 30, 2021, the Company purchased $860 thousand and $3.7 million, respectively, of inventory from NR Therapeutics. There were no purchases of inventory by the Company during the three and nine months ended September 30, 2020.
Tecton Group, LLC
As of September 30, 2021, the Company had a related party receivable with Tecton Group LLC (Tecton), an entity in which the Company has invested, of approximately $558 thousand related to short-term advances and reimbursement of certain operating costs on Tecton’s behalf. As of December 31, 2020, the Company had recorded a related party receivable with Tecton of approximately $135 thousand.
As of September 30, 2021, the Company had a related party payable with Tecton of approximately $2 thousand relate
to
certain reimbursable operating costs
. As of December 31, 2020, the Company had no related party payable.
Oova, Inc.
As of September 30, 2021, the Company had a related party receivable with Oova, Inc. (Oova), an entity in which the Company has invested, of approximately $6 thousand related to reimbursement of certain distribution costs paid on behalf of Oova. As of December 31, 2020, the Company had recorded a related party receivable with Oova of approximately $4 thousand.
Other Related Party Transactions
As of September 30, 2021, and December 31, 2020, the Company had a related party payable of $43 thousand with Chief Executive Officer, Paul Jacobson.
See Notes 6, 10, 11, and 17 for additional related party transactions.
4. Inventories, net
Inventories consist of the following:

	September 30,	December 31,
	2021	2020
Raw materials	$19,328,877	$13,751,348
Work in process	6,257	7,224
Finished goods	18,974,753	14,808,931
Reserve for slow moving and obsolete inventory	(566,963)	(501,479)

Inventories, net	$37,742,924	$28,066,024

THORNE HEALTHTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Raw materials consist primarily of powders, soft gels, and packaging components such as bottles, lids and labels. Work in process consists of premixed powders and encapsulated powders not yet bottled.
5. Property and Equipment, net
The components of property and equipment are as follows:

	September 30,	December 31,
	2021	2020
Machinery and equipment	$9,599,883	$7,248,706
Furniture and fixtures	491,173	351,935
Office equipment	3,174,331	2,748,380
Leasehold improvements	19,059,683	18,858,225
Vehicles	98,282	98,282
Lab equipment	2,948,798	1,755,985

Total property and equipment	35,372,150	31,061,513
Less, accumulated depreciation and amortization	(10,610,616)	(8,603,098)
In-process assets, including deposits on new equipment	734,381	731,315

Property and equipment, net	$25,495,915	$23,189,730

In-process assets
are stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on in-process assets
until the relevant assets are completed and available for intended use. The Company’s leasehold improvements include approximately $12.1 million in improvements at its South Carolina facility that were paid for by the lessor. Management concluded the Company is the accounting owner of the leasehold improvements, and accordingly, has recorded the leasehold improvements as part of property and equipment on the condensed consolidated balance sheets.
Depreciation and amortization expense of property and equipment was $0.6 million and $2.0 million for the three and nine months ended September 30, 2021, respectively.
6. Line of Credit
On February 14, 2020, the Company entered into an Uncommitted and Revolving Credit Line Agreement (2020 Credit Agreement) with SMBC to provide a revolving line of credit of up to $20.0 million. Upon closing, the Company borrowed $20.0 million from the revolving line of credit and used the proceeds to paydown and close the previous line of credit, as well as pay off the dividend payable and related party payable. There were no debt issuance costs incurred to secure this financing. Borrowings under the 2020 Credit Agreement bear interest paid on a variable interest rate based on rates quoted by the bank. The Company can choose an interest rate, based on current market rates and on the number of days it chooses to lock in the interest rate. The number of days range from 30 days to 365 days.
On February 12, 2021, the Company entered into a new Uncommitted and Revolving Credit Line Agreement (2021 Credit Agreement) with SMBC to refinance and replace the 2020 Credit Agreement. The terms of the 2021 Credit Agreement are substantially similar to the terms of the 2020 Credit Agreement. Under the 2021 Credit Agreement, SMBC may in its sole discretion elect to make unsecured loans to the Company until February 11, 2022, in an aggregate principal amount up to, but not exceeding, $20.0 million at any time. Each loan made under the 2021 Credit Agreement may have a maturity date that is not less than one day and not more than twelve months after the date that such loan is disbursed, as the Company and SMBC mutually agree. SMBC may, in its sole discretion at any time, terminate in whole or partially reduce the unused portion of the credit line under the 2021 Credit Agreement. SMBC is not obligated to make any loan under the 2021 Credit Agreement.

THORNE HEALTHTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Both the 2020 Credit Agreement and 2021 Credit Agreement (together, the Credit Agreements) were guaranteed by two significant Company stockholders, Kirin and Mitsui. Each stockholder guaranteed 50% of the total amount of the loan. The guarantee fee during the period of February 14, 2020 through February 13, 2021 was calculated as 2.0% of the outstanding borrowings under the Credit Agreements, to be paid by the borrower on an annual basis. Beginning February 12, 2021, the guarantee fee was calculated as 1.2% of the outstanding borrowings under the Credit Agreements. The Company recorded $101 thousand and $299 thousand of related expense during the three and nine months ended September 30, 2021, which are included in the guarantee fees in the condensed consolidated statements of operations, compared to $123 thousand and $236 thousand of guarantee fees during the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, and December 31, 2020, the Company had accrued guarantee fees related to the Credit Agreements of $250 thousand and $351 thousand, respectively, which is included in other accrued expenses in the condensed consolidated balance sheets.
The Company may prepay any outstanding loans under the 2021 Credit Agreement in whole, or in part, at any time without penalty, other than customary prepayment fees or additional costs as determined by SMBC. As of September 30, 2021, the Company has fully drawn down $20.0 million under the 2021 Credit Agreement to refinance its outstanding loans under the 2020 Credit Agreement. As a result, under the $20.0 million maximum credit line, no additional amount is available to be borrowed.
Any loans under the 2021 Credit Agreement bears interest at a per annum rate quoted by SMBC and agreed to by the Company when such loan is made. Interest on a loan is payable in arrears on the maturity date of such loan. The interest accrued on a loan and paid to the bank is a variable interest rate, based on rates quoted by the bank. The Company can choose an interest rate, based on current market rates and on the number of days it chooses to lock in the interest rate. The number of days range from 30 days to 365 days. On September 14, 2021, the Company locked in an interest rate for 30 days through October 13, 2021, at a rate of 0.595%.
The Company’s obligations under the 2021 Credit Agreement are guaranteed by Kirin and Mitsui. The Company pays each guarantor an annual fee equal to 1.20% of each of their $10 million guarantees annually and on the occurrence of a change of control of the Company. Under the Fee Letter dated February 12, 2021, between the Company and Mitsui (2021 Mitsui Fee Letter), the Company also agreed to reimburse Mitsui in cash for any amounts that Mitsui pays under its guarantee of the 2021 Credit Agreement. However, if the Company is unable to wholly or partially reimburse such amounts to Mitsui, then the Company and Mitsui may agree to deem such unreimbursed amounts to be made for the Company’s benefit in consideration for its debt or equity securities on terms reasonably satisfactory to Mitsui and the Company.
Under the Fee Letter dated February 12, 2021 between the Company and Kirin (2021 Kirin Fee Letter), the Company agreed to reimburse Kirin in cash for any amounts that Kirin pays under its guarantee of the 2021 Credit Agreement. If the Company is unable to wholly or partially reimburse such amounts to Kirin, however, then the Company and Kirin may agree to deem such unreimbursed amount to be made for the Company’s benefit in consideration for its debt or equity securities on terms reasonably satisfactory to Kirin and the Company.
The 2021 Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations, and customary negative covenants limiting the Company’s ability, among other things, to merge or consolidate, dispose of all or substantially all of the Company’s assets, liquidate or dissolve, and grant liens, subject to certain exceptions. Upon the occurrence and during the continuance of an event of default, SMBC may declare all outstanding principal of, and accrued and unpaid interest on, loans made under the 2021 Credit Agreement immediately due and payable and may exercise the other rights and remedies provided for under the 2021 Credit Agreement and related loan documents. The events of default under the 2021 Credit Agreement include, subject to grace periods in certain instances, payment defaults, cross defaults with certain other material indebtedness, certain material judgments, breaches of covenants or representations and warranties, change in control of the Company, a material adverse change as defined in the 2021 Credit Agreement, and certain bankruptcy and insolvency events.

THORNE HEALTHTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Standby Letter of Credit
In 2018, an irrevocable standby letter of credit was issued by a bank on the Company’s behalf as required by the landlord of the South Carolina production facility, and guarantees were issued by related parties

(see Note 8).
The standby letter of credit is for $4.9 million and had an original expiration date of December 3, 2019, with automatic renewals until October 31, 2037. The guarantee fee is based on the
12-month
USD LIBOR rate, plus 3% on the amount of the guarantee. The letter of credit has an annual fee of $20 thousand. The standby letter of credit is guaranteed 50% by Kirin and Mitsui, to whom we pay an
 annual guarantee fee. The Company incurred total guarantee fee expense for the standby letter of credit for the three and nine months ended September 30, 2021 of $41 thousand and $122 thousand, respectively; comparatively, the Company incurred guarantee fee expense of $64 thousand and $123 thousand, for the three and nine months ended September 30, 2020, respectively, which have been included in guarantee fees in the condensed consolidated statements of operations. As of September 30, 2021, and December 31, 2020, the Company had accrued guarantee fees of $135 thousand and $13 thousand, which have been included in other accrued expenses in the condensed consolidated balance sheets.
7. Long-Term Debt
The long-term debt related to the financing of encapsulation machines consists of the following:

	September 30,	December 31,
	2021	2020
Note payable with quarterly principal and interest payments of $30,917 per quarter, with fixed interest of 6.943%. The loan matures August 12, 2024	$311,760	$346,436
Note payable with quarterly principal and interest payments of $30,917 per quarter, with fixed interest of 6.943%. The loan matures July 15, 2023	229,082	346,435
Note payable with quarterly principal and interest payments of $56,548 per quarter, with fixed interest of 4.89%. The loan matures March 20, 2025	723,532	—
Note payable with monthly principal and interest payments of $8,250, with fixed interest of 5.44%. The loan matures September 10, 2026	432,526

	$1,696,900	$692,871
Less current maturities	(487,001)	(223,400)

Long-term debt	$1,209,899	$469,471

8. Leases
The Company leases real estate, vehicles, and equipment for use in its operations. The Company’s leases generally have lease terms of 1 to 30 years, some of which include options to terminate or to extend leases. The Company includes options that are reasonably certain to be exercised as part of the determination of lease terms. The Company may negotiate termination clauses in anticipation of changes in market conditions, but generally these termination options are not exercised. Residual value guarantees are generally not included within operating leases. In addition to base rent payments, the leases may require the Company to pay directly for taxes and other non-lease
components, such as insurance, maintenance, and other operating expenses, which may be dependent on usage or vary month-to-month.
As part of the adoption of ASC 842,
Leases
(ASC 842), the Company elected the practical expedient to not separate non-lease
components from lease components in calculating the amounts of right-of-use
(ROU) assets and lease liabilities for underlying asset classes. The Company determined if an arrangement is a lease at inception of the contract, in accordance with guidance detailed in ASC 842, and performed the lease classification test as of the lease commencement date. An ROU asset represents the Company’s right to use an underlying asset for the lease term; lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease’s commencement date based on the present value of lease payments over the lease term. When a lease did not provide an implicit rate, the Company used its estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments.

THORNE HEALTHTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Leases that are economically similar to the purchase of an asset are classified as finance leases. As of September 30, 2021, and December 31, 2020, finance lease assets are included separately within the condensed consolidated balance sheets and classified as finance right-of-use
asset; the corresponding finance lease liabilities are included within current portion of finance lease liability and within long-term finance lease liability, net of current portion. The finance lease classification under ASC 842 includes leases previously classified as capital leases under ASC 840.
The balances for the operating and finance leases where the Company is the lessee are presented as follows within the condensed consolidated balance sheets:

	September 30, 2021	December 31, 2020
Operating lease:
Operating lease right-of-use assets	$18,822,817	$17,740,816
Current portion of operating lease obligations	3,048,842	2,603,930
Operating lease obligations, net of current portion	27,693,191	27,284,356

Total operating lease liabilities	$30,742,033	$29,888,286

Finance lease:
Finance lease right-of-use assets	$962,931	$767,237
Current portion of finance lease obligations	400,336	269,212
Finance lease obligation, net of current portion	536,442	454,857

Total finance lease liabilities	$936,778	$724,069

The components of lease expense are as follows within our condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense:
Operating lease cost (1)	1,498,385	1,372,484	4,100,552	3,727,803
Finance lease expense:
Amortization of leased assets	100,062	40,602	268,395	98,420
Interest on lease liabilities	10,946	12,571	35,994	43,499

Total lease cost.	$1,609,393	$1,425,657	$4,404,941	$3,869,722

(1)	Includes short-term leases and variable lease costs, which are immaterial.
The weighted average remaining lease term and weighted average discount rate as of September 30, 2021 are as follows:

Weighted average remaining lease term (years)
Operating leases	13.07 years
Finance leases	.07 years
Weighted average discount rate applied
Operating leases	9.6%
Finance leases	0.3%
Supplemental cash flow information related to leases where the Company is the lessee is as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Operating cash outflows from operating leases	$4,281,961	$3,992,177
Operating cash outflows from finance leases (interest payments)	39,320	13,709
Financing cash outflows from finance leases	309,477	117,258
Leased assets obtained in exchange for finance lease liabilities	482,867	666,729
Leased assets obtained in exchange for operating lease liabilities	$2,913,002	$4,259,688

THORNE HEALTHTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2021, the maturities of the operating and finance lease liabilities are as follows:

Period	Operating leases	Finance leases
2021	$1,475,565	$115,939
2022	5,196,447	429,428
2023	3,497,428	304,186
2024	3,589,923	121,420
2025	3,559,586	16,764
Thereafter	39,031,420	38,940

Total minimum lease payments	$56,350,369	$1,026,677
Less: imputed interest	25,608,336	89,899

Total present value of lease liabilities	$30,742,033	$936,778
Less: current portion	3,048,842	400,336

Long-term portion of lease liabilities	$27,693,191	$536,442

In 2016, the Company entered into a new lease agreement for office, warehouse and production space in Summerville, South Carolina. The Company began occupying the space in the summer of 2018, with the lease commencing April 2018. The lease requires monthly payments of $0.2 million, increasing by 2.5% annually, through January 31, 2037. As of September 30, 2021, monthly payments were approximately $0.2 million. The Company was required to provide the landlord with a $4.9 million irrevocable letter of credit as a security deposit (see Note 6). The required security deposit may be reduced on the attainment of certain EBITDA levels.
On January 26, 2021, the Company entered into a five-year lease agreement for 115,500 square feet within a 136,500 square foot building for the Company’s shipping operations. The lease has two renewal options for three years each. Rent was abated for the first three months while the Company installed racking, packing stations, and other required equipment, prior to relocating the Company’s shipping operations to this facility.
On July 27, 2021, the Company entered into a
12.25-year
lease agreement for a 360,320 square foot industrial building for the Company’s finished goods warehousing and shipping operations. The lease has one renewal option for a five-year term. The lease provides for an allowance for tenant improvements of up to $1.26 million. The building is currently under construction and the lease will commence on the date of which the landlord completes construction of the facility and required tenant improvements, currently estimated to be January 1, 2023. The annual base rent for the first year will be $1.98 million and is subject to an annual escalation of 2.0% on each anniversary. The Company has funded a customary security deposit of $331 thousand upon execution of the lease which has been recorded in other assets within our condensed consolidated balance sheets at September 30, 2021.

THORNE HEALTHTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Concentrations
Credit Risk -
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Although the Company places its cash with high quality institutions, these balances can exceed federally insured limits. Concentrations of credit risk primarily relate to unsecured trade receivables. Major customers who accounted for more than 10% of the Company’s total receivables were as follows:

	September 30, 2021	December 31, 2020
Emerson Ecologics, LLC	32.0%	39.4%
iHerb, Inc.	47.0%	*

*	Represents less than 10%
Sales -
Major customers who accounted for more than 10% of the Company’s total sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
iHerb, Inc.	17.0%	11.2%	15.9%	11.3%
Emerson Ecologics, LLC	*	11.5%	10.7%	11.3%
Pattern Inc.	25.4%	26.4%	27.3%	28.4%

*	Represents less than 10%
10. Convertible Preferred Stock and Stockholders’ Equity (Deficit)
On July 5, 2018, the Company issued 27,011,500 Series E convertible preferred stock to

Kirin and Mitsui
for $138.4 million. A summary of the significant rights and privileges of the Series E convertible preferred stock is as follows:
Conversion—
Each share of Series E preferred stock is convertible at the option of the holder into common stock on a one-for-one
basis. Each share of Series E preferred stock shall automatically be converted into shares of common stock at the then effective conversion price immediately after the consummation of a qualified public offering. Additionally, each share of preferred stock is automatically converted immediately upon the conversion or vote to convert by the holders of a majority of the then outstanding preferred stock.
Liquidation—
Upon any liquidation, dissolution, or
winding-up
of the business, the assets of the Company available for distribution to its stockholders shall be distributed first to the holders of shares of Series E convertible preferred stock up to their original issue prices.
Voting Rights—
The holder of each share of preferred stock shall be entitled to vote on all matters and shall be entitled to that number of votes equal to the total number of shares of common stock into which the preferred stock are convertible.
Dividends—
In the event the Board of Directors declares the payment of dividends, they shall be distributed first to the holders of shares of Series E convertible preferred stock up to their original issue prices. Thereafter, the amounts remaining shall be distributed pro rata based on the number of shares of common stock then held by each shareholder (assuming conversion of all outstanding shares of Series E convertible preferred stock into common stock).
The agreement for the Series E convertible preferred stock issuance also resulted in $3.0 million of dividends becoming payable to stockholders related to the issuance of preferred stock and increased the accumulated deficit in the Company’s stockholders’ equity (deficit). These dividends were approved by the Board of Directors and declared payable in 2018 and were accrued for as of December 31, 2018. These dividends along with interest accrued on the dividends at the rate of 7.5% of $266,918 were paid during the nine months ended September 30, 2020.
The Company’s Series E convertible preferred stock has been classified as temporary equity on the accompanying condensed consolidated balance sheet in accordance with authoritative guidance for the classification and measurement of redeemable securities. Upon certain change in control events outside of the Company’s control, including liquidation, sale, or transfer of control of the Company, holders of the Series E convertible preferred stock can cause its redemption. The Company has determined not to adjust the carrying values of the Series E convertible preferred stock to the liquidation preferences of such shares because the Series E convertible preferred stock is not currently redeemable and not probable of becoming redeemable due to the uncertainty of whether or when the contingent events would occur.

THORNE HEALTHTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Immediately prior to the completion of the Company’s IPO on September 22, 2021, all outstanding shares of the Series E convertible preferred stock automatically converted on a one-to-one
basis into an aggregate of 27,011,500 shares of common stock. As of September 30, 2021, there were no shares of Series E convertible preferred stock outstanding. As of December 31, 2020, the Company had 27,011,500 shares of Series E convertible preferred stock outstanding that were recorded in the financial statements as temporary equity.
11. Warrants
Kirin and Mitsui each hold 2,225,000 warrants, for a total of 4,450,000, to purchase the Company’s common stock, with an exercise price of $5.12 and an expiration date of October 11, 2028. These warrants are classified as equity on the condensed consolidated balance sheets. In July 2020, each shareholder exercised 2,168,485 equity-based warrants for a total of $22,220,880 in gross proceeds. As of September 30, 2021, 113,030 warrants remain outstanding.
As of September 30, 2021, and December 31, 2020, the Company had 2,532,050 additional common stock warrants outstanding that were classified as equity with an exercise price of $6.74 and an expiration date of June 23, 2030.
In April 2011, the Company issued 453,455 warrants to purchase common stock to a related-party stockholder, with a strike price of $6.74 per warrant. The warrants were originally classified as liability awards. In May 2019, the Board of Directors extended the term of the warrants for an additional 10 years to June 23, 2030. The extension was determined by management to be a modification of the warrant.
The warrant liability is remeasured at fair value at each reporting date and have a fair value of $3.0 million and $3.9 million as of September 30, 2021, and December 31, 2020, respectively.
To calculate the fair value of the warrants, certain assumptions were made, including the fair market value of the underlying common stock, risk-free interest rate, volatility, and remaining contractual life. Changes to the assumptions could cause significant adjustments to the valuation. Due to the Company’s limited operating history and lack of Company-specific historical or implied volatility as a private company, the expected volatility assumption was determined by examining the historical volatilities of a group of industry peers whose share prices are publicly available. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero.
The Black-Scholes model was used to value the liability-classified warrants. The following assumptions were used:

	As of September 30, 2021	As of December 31, 2020
Fair market value	$8.65	$11.17
Exercise price	$6.74	$6.74
Volatility	76%	68%
Annual dividend	0	0
Risk-free interest rate	0.16%	0.13%

THORNE HEALTHTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of financial instruments measured on a recurring basis is as follows:

	As of September 30, 2021
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$3,028,402	—	—	$3,028,402
The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs, as of September 30, 2021.

Warrant Liability
Balance as of December 31, 2020	$3,930,930
Change in fair value for nine months ended September 30, 2021	(902,528)

Balance as of September 30, 2021	$3,028,402

12. Share-Based Compensation
Prior to the Company’s IPO, the Company’s Board of Directors adopted, and the stockholders approved the Company’s 2021 Equity Incentive Plan (2021 Plan). The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to Company employees and parent and subsidiary corporations’ employees, and for the grant of non-statutory
stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), and performance awards to employees, directors, and consultants and parent and subsidiary corporations’ employees and consultants. Subject to the adjustment provisions of and the automatic increase described in the 2021 Plan, a total of 3,480,510 shares of the Company’s common stock will be reserved for issuance pursuant to the 2021 Plan. In addition, subject to the adjustment provisions of the 2021 Plan, the shares reserved for issuance under the 2021 Plan will also include shares subject to awards granted under the Company’s 2010 Equity Incentive Plan (2010 Plan) or the Company’s Restated 2020 Onegevity Health Equity Plan, as amended (Onegevity Plan) that, on or after September 22, 2021 (the effective date of the IPO), expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by the Company for payment of an exercise price or for satisfying tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest (provided the maximum number of shares that may be added to the 2021 Plan pursuant to outstanding awards under the 2010 Plan or Onegevity Plan is 10,615,030 shares). Subject to the adjustment provisions of the 2021 Plan, the number of shares available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning with the 2022 fiscal year and ending on the tenth anniversary of the date the Company’s Board of Directors approved the 2021 Plan, in an amount equal to the least of:

•	8,701,275 shares;

•	five percent (5%) of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year; or

•	such other amount as the Company’s Board of Directors may determine.
The 2021 Plan is administered by the Company’s Compensation Committee, a sub-committee
of the Board of Directors. Options are granted at the discretion of the 2021 Plan’s administrator and have a term of not greater than 10 years from issuance. Options are exercisable when vested. Vesting requires continuous employment up to the vesting date and the vesting schedule is determined by the 2021 Plan. Options generally vest over a four-year period.
Since becoming effective on September 22, 2021, the Company has issued no awards under the 2021 Plan. As of September 30, 2021, there were 10,615,030 share-based awards outstanding, comprised of 7,779,935 stock option awards and 875,760 restricted stock units (RSUs) previously issued under the 2010 Plan, and 1,959,335 stock option awards issued under the Onegevity Plan.

THORNE HEALTHTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prior to the 2021 Plan becoming effective, the Company previously issued stock-based awards under the 2010 Plan. The 2010 Plan was created by the Company’s Board of Directors and has been amended from time to time to grant additional options. The plan provides for the grant of stock options, restricted stock awards (RSAs), RSUs, and performance awards to employees, directors, and consultants and parent and subsidiary corporations’ employees and consultants. Options are granted at the discretion of the Company’s Board of Directors and have a term of not greater than 10 years from issuance. Options are exercisable when vested. Vesting requires continuous employment up to the vesting date and the vesting schedule is determined by the Plan. Options generally vest over a four-year period.
On May 1, 2019, certain members of management exercised 1,793,795 of the 2,538,280 options granted under the 2010 Plan, whereby promissory notes totaling $1.5 million, representing the exercise price of $0.85 per share, were executed in exchange for 1,793,795 shares of common stock. The promissory notes to management bear interest at 5.0%, with a maturity date of June 22, 2020. In addition, in May 2019, these same members of management and the Company entered into an additional put right agreement in which management could request the Company to purchase the 1,793,795 shares of common stock for cash.
Due to the terms of the promissory notes with management and the put right on both the stock options and common stock, the Company determined the put rights represent a liability of the Company to management and is remeasured at each balance sheet date. The change in liability is charged to stock-based compensation expense within selling, general, and administration expense in the condensed consolidated statements of operations. As of December 31, 2019, the stock-based compensation liability was $14.8 million and was recorded as a short-term liability on the condensed consolidated balance sheet as of December 31, 2019. In June 2020, members of management exercised 667,500 of the remaining options outstanding, via a cashless exercise, subject to the put rights. At that time, the Company agreed to purchase the common stock from these members of management at fair value. The stock-based compensation liability was again remeasured just prior to the exercise date of the stock options. Stock compensation expense related to the remeasurement of the options and common stock was $1.1 million and $9.0 million, respectively, during the nine months ended September 30, 2020. The Company paid $23.1 million to management and relieved the liability on July 14, 2020, in the amount of $23.8 million, and one option holder elected to cash exercise 106,800 options.
In February 2020, promissory notes to key members of management of the Company were executed totaling $0.7 million. The notes bear interest at 5.0%, with a maturity date of June 30, 2020. The promissory notes were issued so management would have the appropriate funds to pay taxes associated with the exercise of 1,793,795 stock options into common stock. These notes were paid off in July 2020. During the year ended December 31, 2020, management repaid all promissory notes at maturity.
In June 2020, the Company issued promissory notes to key members of management totaling $6.3 million in connection with the buyout of management stock options and the repurchase of common stock. Subsequently, the common stock and stock options were canceled. The notes bore interest at 5.0%, with a maturity date of July 31, 2020. These notes were repaid by the Company at maturity in July 2020.
As of December 31, 2020, there were 7,811,975 share-based awards outstanding under the 2010 Plan, which included 905,575 performance-based employee stock options, the exercise of which is dependent on the exercise of certain warrants for common stock. On September 22, 2021, and on the 2021 Plan becoming effective, the Company terminated the 2010 Plan and outstanding awards previously issued under the 2010
P
lan were transferred under the 2021 Plan and all terms and conditions of the respective and outstanding awards remained in effect with no changes.
Stock Options
During the nine months ended September 30, 2021 and 2020, there were no grants of stock options.

THORNE HEALTHTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes stock option activity for the nine months ended September 30, 2021:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Outstanding, December 31, 2020	7,811,975	$4.66	$0.58
Granted (1)	1,959,335	7.65	7.55
Exercised	—	—
Cancelled/forfeited	(32,040)	5.12	0.75

Outstanding, September 30, 2021	9,739,270	$5.26	$2.04

Exercisable as of September 30, 2021	7,045,240	$5.09	$2.42

(1)
1,959,335 stock options granted during the nine months ended September 30, 2021 were granted in exchange for stock options of Onegevity in conjunction with the merger agreement as further discussed in Note 17. As a result of the stock option exchange, there was no incremental stock compensation expense recorded by the Company. The Company compared the fair value of the stock options immediately before and after the exchange and determined that the exchange did not result in incremental compensation expense. These stock options contain an accelerated vesting provision whereby upon the completion of an IPO by the Company or qualified change-in-control,
any unvested stock options bec
a
me fully vested. Upon the Company’s IPO on September 23, 2021, all 1,959,335 stock options fully vested.

The following information summarizes additional information on stock options outstanding as of September 30, 2021:

Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number of Options Available for Exercise
$1.16	424,975	2.20	424,975
1.35	716,450	3.62	716,450
4.49	767,625	3.62	767,625
6.74	785,425	3.62	785,425
5.12	5,085,460	7.28	2,558,750
7.01	1,792,015	9.09	1,792,015
14.46	167,320	2.42	167,320

	9,739,270		7,212,560
During the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense related to stock options of $229 thousand and $892 thousand, respectively; comparatively, during the three and nine months ended September 30, 2020, the Company recorded stock-based compensation expense related to stock options of $241 thousand and $722 thousand, respectively. These amounts are classified as selling, general, and administrative on the condensed consolidated statements of operations.
As of September 30, 2021, the unrecognized stock-based compensation expense related to outstanding stock options was approximately $1.0 million and is expected to be recognized as expense over approximately 1.0 year.
Restricted Stock Units
On July 29, 2021, the Company issued RSUs to certain employees for an aggregate 875,760 shares, which vest ratably over a
4-year
period.
The following table summarizes all RSU activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding, December 31, 2020	—	$—
Granted (1)	1,348,350	12.96
Released	472,590	11.17
Cancelled/forfeited	—	—

Outstanding, September 30, 2021	875,760	$13.93

Vested and expected to vest after September 30, 2021	875,760	$13.93

(1)
472,590 RSUs granted during the nine months ended September 30, 2021 were granted in exchange for profits interest units held by employees of Onegevity in conjunction with the merger agreement as further discussed in Note 17. As a result of the RSU exchange, there was no incremental stock compensation expense recorded by the Company. The Company compared the fair value of the RSUs immediately before and after the exchange and determined that the exchange resulted in no incremental compensation expense. These RSUs contain an accelerated vesting provision whereby upon the completion of an IPO by the Company or qualified change-in-control,
any unvested shares bec
a
me fully vested. Upon the Company’s IPO on September 23, 2021, all restrictions on the unvested RSUs were released.

THORNE HEALTHTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During both the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense related to RSUs of $533 thousand. There was no compensation expense related to RSUs recorded during either the three or nine months ended September 30, 2020. These amounts are classified as selling, general, and administrative on the condensed consolidated statements of operations.
As of September 30, 2021, the unrecognized stock-based compensation expense related to outstanding RSUs was approximately $11.7 million and is expected to be recognized as expense over approximately 3.8 years.
13. Commitments and Contingencies
Royalties and Other Agreements—
The Company has entered into various agreements that require future payments. The agreements call for future payments to a major hospital for use of their trademarks and tradenames in advertising the benefits of supplements and provides the Company access to research information owned by the hospital and provides for the hospital to perform clinical trials and to support the Company’s products. As of September 30, 2021, future annual minimum commitments under these agreements are as follows:

Amount
Three months ended December 31, 2021	$307,500
Year ended December 31, 2022	1,030,000
Year ended December 31, 2023	562,500

Total	$1,900,000

The Company also has various royalty agreements, that are dependent on future sales. Total royalties paid during the three and nine months ended September 30, 2021, were $206 thousand and $463 thousand, respectively, and $121 thousand and $350 thousand, for the three and nine months ended September 30, 2020, respectively.
Other
- In 2017, the Company recognized grant revenue of $0.8 million from Berkeley County, South Carolina, which includes certain performance obligations that must be met over the next seven years and maintained by the
C
ompany for five years once attained. The grant agreement includes the potential for repayment of proceeds in whole or in part for failure to satisfy the performance obligations. As of September 30, 2021, Berkeley County has not asked for repayment of these proceeds.
The Company, like other manufacturers of products that are ingested, faces an inherent risk of exposure to product liability claims if, among other things, the use of its product results in personal injury.
The Company maintains product liability insurance to manage these risks. However, there can be no assurance the amount of insurance would be sufficient to cover all product liability claims.
Occasionally, the Company is involved in lawsuits arising in the ordinary course of its operations. The Company’s management does not expect the ultimate resolution of pending legal actions to have a material effect on the condensed consolidated financial statements of the Company.

THORNE HEALTHTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Basic and Diluted Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common stock equivalents outstanding for the period.
Holders of Series E convertible preferred stock met the definition of participating securities, which required the Company to apply the two-class
method to compute both basic and diluted net income (loss) per share. The two-class
m
e
thod is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. The two-class
method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed. In the event the Board of Directors declared dividends or any distributions, the available distributions would be distributed (i) first, to the Series E convertible preferred stock until such holders have received on a cumulative basis an amount per share equal to the Series E original issue price, and (ii) second, to the holders of Class A common stock and Series E convertible preferred stock (on an as converted basis) on a pro rata, pari passu, basis. The Series E convertible preferred stock did not contractually participate in the Company’s net losses, and therefore, undistributed losses were not allocated to Series E convertible preferred stock. Immediately prior to the completion of the Company’s IPO on September 22, 2021, all outstanding shares of the Series E convertible preferred stock automatically converted on a one-to-one
basis into an aggregate of 27,011,500 shares of common stock.
Refer to Note 10 for additional information regarding the Series E convertible preferred stock.
The dilutive effect of stock options, warrants, and unvested nonparticipating restricted stock is based on the treasury stock method while the dilutive effect of the convertible preferred stock is based on the if-converted
method. These potential common stock equivalents are only included in the calculations when their effect is dilutive. The Company presents the more dilutive of the two-class
method or
if-converted
method as diluted net income (loss) per share during the period.
The following table presents information necessary to calculate net income (loss) per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) available to Thorne HeathTech, Inc. common stockholders – basic and diluted	$475,709	$—	$475,709	$(2,060,431)
Weighted average number of common shares outstanding – basic	21,212,668	11,932,085	19,032,403	10,439,466
Basic EPS	$0.02	$—	$0.02	$(0.20)
Weighted average number of common shares outstanding – diluted (1)(2)	51,222,522	40,413,805	50,327,893	39,866,905
Diluted EPS	$0.01	$—	$0.01	$(0.20)

(1)
Approximately 4.5 million, 2.6 million, 4.3 million, and 4.5 million warrants and stock-based awards were excluded from the computation of diluted EPS for the three months ended September 30, 2021 and 2020 and for the nine months ended September 30, 2021 and 2020, respectively, because their effect would have been anti-dilutive under the treasury stock method.

(2)	For the nine months ended September 30, 2020, diluted EPS is the same as basic EPS because the effects of potentially dilutive securities are anti-dilutive.
15. Mergers and Acquisitions
On January 6, 2021, the Company announced a merger with Onegevity Health LLC, a health intelligence company.
As of December 31, 2020 the Company’s ownership in Onegevity was approximately 50%. Since Onegevity’s inception in 2018, the Company determined that it has been the primary beneficiary of Onegevity and has accordingly consolidated the assets and liabilities of Onegevity in accordance with ASC 810,
Consolidations
.

THORNE HEALTHTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

To effect the merger, the Company issued 6,179,270 shares of Class B common stock, 472,590 which were subject to time-based restrictions, to the minority shareholders of Onegevity, plus an additional 1,959,335 stock options with various strike prices to key managers of Onegevity who had stock options in Onegevity in a tax-free
exchange. No cash was involved in the transaction. The shares of Class B common stock did not have voting rights among other restrictions.
As part of the merger, the legal entity Onegevity Health, LLC was dissolved; its wholly owned subsidiary, Health Elements, LLC, became a wholly owned subsidiary of the Company.
The merger did not lead to a change in control and therefore the transaction was recorded in the equity section of the Company’s balance sheet.
On April 26, 2021, the Company entered into a merger agreement (the Merger Agreement) with Drawbridge Health, Inc. (Drawbridge), to acquire the majority of the outstanding shares of Drawbridge, a healthcare technology company (the Drawbridge Transaction). Prior to the merger, the Company owned approximately 11.2% of the outstanding shares of Drawbridge and accounted for its investment in Drawbridge as an equity-method investment, because the Company determined it had significant influence over Drawbridge. The Company’s net equity investment was approximately $3.2 million as of March 31, 2021. Under the Merger Agreement, the Company increased its ownership of Drawbridge by 76.3 percentage points to a total ownership of 87.5%. The Merger Agreement calls for the payment of approximately $1.4 million in cash and the assumption of certain liabilities of Drawbridge.
The Drawbridge Transaction was accounted for as an asset acquisition because the Company concluded the assets acquired and liabilities assumed did not constitute a business under ASC 805, Business Combinations (ASC 805). The Company performed a reassessment of Drawbridge as a variable interest entity under ASC 810, Consolidation (ASC 810), and concluded Drawbridge to be a variable interest entity as of the date of the transaction. Furthermore, the Company determined it was the primary beneficiary of Drawbridge as of the transaction date. Accordingly, the Drawbridge Transaction was accounted for as an asset acquisition under ASC 810, rather than under ASC 805. Under ASC 810, the Company is required to recognize a gain (loss) on the acquisition, equal to the sum of the consideration paid, the carrying value of the existing equity-method investment, and the fair value of the resulting non-controlling
interest less the fair value of the net assets acquired. The Company concluded the carrying value of the Company’s existing Drawbridge investment of approximately $3.2 million was impaired in the second quarter of 2021 prior to the transaction and recorded a loss from equity interest in unconsolidated affiliates of approximately $3.0 million on the condensed consolidated statements of operations for the nine months ended September 30, 2021. Additionally, a loss on the Drawbridge Transaction of approximately $0.2 million was recorded during the nine months ended September 30, 2021 within other (income) expense in the condensed consolidated statements of operations. The net tangible and intangible assets acquired, and liabilities assumed, in connection with the Drawbridge Transaction were recorded based on their fair values as of the acquisition date and the value associated with in-process
research and development was expensed because it was determined to have no alternative future use. The in-process
research and development costs of approximately $1.6 million are recorded as an operating expense on the condensed consolidated statement of operations. Subsequent to the acquisition, the operations of Drawbridge were fully consolidated in the Company’s consolidated financial statements, and a non-controlling
interest of approximately $0.2 million was recorded for the 12.5% equity interest held by other investors.
The assets and liabilities acquired based on their fair value were as follows:

Cash	$11,823
Accounts receivable	8,686
Prepaid expenses and other current assets	711,389
Inventories	10,051
Property and equipment	914,716
Operating lease right-of-use asset	410,732
Intangible asset consisting of in process research and development	1,563,015
Other assets	22,782
Accounts payable	(701,242)
Other accrued expenses	(864,483)
Current portion of operating lease obligations	(263,509)
Long term operating lease, net of current portion	(147,223)

Net assets acquired	$1,676,737
Less: noncontrolling interest	(209,592)

Net assets acquired by Thorne HealthTech, Inc.	$1,467,145

THORNE HEALTHTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Legal Proceedings
The Company is aware of two third-party U.S. patents that have claims relating to compositions of Nicotinamide Riboside – an ingredient contained in several of the Company’s nutritional supplement products – issued to the Trustees of Dartmouth College and licensed to ChromaDex Corporation (Chromadex), of Los Angeles, California. On December 1, 2020, and February 1, 2021, the Company filed separate petitions for inter partes review against U.S. Patent No. 8,383,086 and U.S. Patent No. 8,197,807, respectively, at the Patent Trial and Appeal Board to seek to invalidate these two patents. On June 10, 2021, the Patent Trial and Appeal Board issued a decision granting institution of inter partes review against U.S. Patent No. 8,383,086, and on August 12, 2021, the Patent Trial and Appeal Board issued a decision granting institution of inter partes review against U.S. Patent No. 8,197,807. On May 12, 2021, the Trustees of Dartmouth College and ChromaDex filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging the Company’s infringement of U.S. Patent Nos. 8,383,086 and 8,197,807. The complaint seeks to enjoin the Company from selling its nutritional supplement products that contain Nicotinamide Riboside and further seeks monetary damages for alleged infringement of the patents. On August 20, 2021, the trial judge in the patent infringement litigation issued an Order to Stay the litigation during the pendency of the two inter partes review, in which decisions will likely be made in mid-2022. On September 21, 2021, the U.S. District Court for the District of Delaware issued a summary judgment holding that U.S. Patent Nos. 8,383,086 and 8,197,807 are invalid in Chromadex, Inc. and Trustees of Dartmouth College v. Elysium Health, Inc. The Company has

no
t
recorded a loss in connection with this matter because the Company believes that a loss is currently neither probable nor estimable.
17. Subsequent Events
The Company has evaluated subsequent events up to November 10, 2021, which represents the date the unaudited condensed consolidated financial statements were issued.
On October 4, 2021, the Company repaid the $20 million of outstanding borrowings under the 2021 Credit Agreement, plus interest accrued and unpaid interest on the loan through the date of repayment. The Company incurred incremental fees related to the payoff totaling $7 thousand. Upon repayment of the outstanding borrowings under the 2021 Credit Agreement, the related Kirin and Mitsui guarantees were released and terminated.
On October 29, 2021, the Company deposited $4.9 million into a restricted interest bearing account with SMBC to fund the standby letter of credit and release the guarantees provided by Kirin and Mitsui (see Note 7).
There were no other subsequent events requiring recognition or disclosure in the accompanying condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form
10-Q
and with our Registration Statement on Form
S-1,
as amended. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10Q, includes forward-looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the section titled “Risk Factors,” our actual results could differ materially from the results described in or implied by these forward-looking statements. You should carefully read the section titled “Risk Factors” to gain an understanding of the factors that could cause actual results to differ materially from our forward-looking statements. Also see the section titled “Special Note Regarding Forward-Looking Statements”.
Overview
We are a science-driven wellness company pioneering innovative solutions and personalized approaches to health and well-being. We are building a new health category to deliver better health outcomes through a proactive, empowered approach. Our unique, vertically integrated brands, Thorne and Onegevity, provide actionable insights and personalized data, products and services that help individuals take a proactive approach to improve and maintain their health over their lifetime. By combining our proprietary multi-omics database, artificial intelligence (AI) and digital health content with our science-backed nutritional supplements, we deliver a total system for wellness. We believe our integrated solution will redefine the expectations for good health and peak performance.
Founded in 1984, Thorne Research was a small company dedicated to being a “thorn” in the side of the traditional supplement industry by making the purest and highest quality nutritional supplements to sell to healthcare professionals. With a vision for an unparalleled health ecosystem fueled by innovation and technology, our current Chief Executive Officer, Paul F. Jacobson, and the management team, acquired Thorne Research in 2010 and co-founded
Onegevity. We completed our acquisition of Onegevity and combined these two complementary companies in January 2021. During the past 10 years, we have evolved to become a transformative consumer brand, trusted by more than 4,000,000 customers, 45,000 healthcare professionals, thousands of professional athletes, more than 100 professional sports teams and 11 U.S. Olympic teams.
Key milestones in our growth history include:

•
2011: Strategic ingredient and botanical agreement with Indena, a company dedicated to the identification, development and production of high-quality active principals derived from plants, for use in the pharmaceutical and health-food industries;

•	2014: Clinical Study Agreement with Mayo Clinic to design and conduct clinical trials of our dietary supplements;

•	2017: Launch of NSF Certified for Sport product line;

•	2018: Onegevity founded; we expanded capacity by moving to a new, state-of-the-art 272,000 square foot facility in South Carolina;

•	2019-2020: Sponsorships of the U.S. Army World Class Athlete Program, UFC, USA Rugby, and Penske Racing; and

•	2020-2021: Thorne HealthTech, Inc. facilitated the merger of the Thorne and Onegevity brands.
Our revenue is generated primarily from the sale of our nutritional supplements and health tests. We have experienced significant sales growth of our nutritional supplements and health tests through the acquisition of new customers and strong customer retention.
For the nine months ended September 30, 2021 and 2020:

•	we generated net sales of $135.4 million and $102.3 million, respectively, representing 32.4% growth;

•	we generated gross profit of $71.7 million and $47.4 million, respectively, representing 52.9% and 46.3% of net sales, respectively;

•	net income of $5.6 million in 2021 and a net loss of $2.1 million in 2020; and

•	Adjusted EBITDA of $15.1 million and $13.9 million, representing 11.2% and 13.6% of net sales, respectively.
Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). We use certain non-GAAP
financial measures, including Adjusted EBITDA, Adjusted EBITDA Margin and free cash flow. These measures are derived on the basis of methodologies other than in accordance with GAAP. The SEC has adopted rules to regulate the use of
“non-GAAP
financial measures” in filings with the SEC and in other public disclosures.
Non-GAAP
financial measures used by us may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies. We have provided a reconciliation of each non-GAAP
financial measure to the most directly comparable GAAP financial measure. These non-GAAP
financial measures should be considered along with, but not as alternatives to, the operating performance measure as prescribed by GAAP.
Key Financial and Operating Data
Our financial profile is characterized by high growth, recurring revenue, improving gross margins, efficient customer acquisition, and free cash flow.
We measure our business using both financial and operational data and use the following metrics to assess the near-term and long-term performance of our brands and business. These metrics serve as guidance for identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies, and monitoring our business.
Net Sales
We define net sales as sales of our goods and services and related shipping fees less discounts and returns following the accounting guidelines in accordance with Financial Accounting Standards Board (FASB), Topic 606, “Revenue from Contracts with Customers,” (ASC 606). Our net sales consist of sales of our nutritional supplements, health tests, and sales associated with services leveraging our AI and multi-omics databases, such as product development services. We recognize revenues, when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services or when a service contract’s term is ended. Several factors are considered in determining that control transfers to the customer on shipment or on delivery for certain customers. These factors include when legal title transfers to the customer, if we have a present right to payment and whether the customer has assumed the risks and rewards of ownership at the time of shipment. Shipping and handling costs are considered a fulfillment activity and are expensed as incurred. We view net sales as a key indicator of demand for our products and services.
Gross Profit
We define gross profit as net sales less cost of sales. Cost of sales consists of depreciation and amortization, product and packaging costs, including manufacturing costs, inventory freight, testing costs of raw materials and finished goods, inventory shrinkage costs and inventory valuation adjustments, offset by reductions for promotions and percentage or volume rebates offered by our vendors.
Adjusted EBITDA and Adjusted EBITDA Margin
We calculate Adjusted EBITDA as net income (loss) adjusted to exclude: interest income (expense), net; guarantee fees; other income (expense), net; provision for income taxes; depreciation and amortization expense; stock-based compensation expense; change in fair value of warrant liability;
write-off
of acquired Drawbridge
in-process
research and development; loss on the Drawbridge Transaction; loss from equity interest in unconsolidated affiliates; and the costs of relocating our production facility from Idaho to South Carolina and the associated start-up
costs of the new facility. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenue.

We use Adjusted EBITDA and Adjusted EBITDA Margin as measures of operating performance and the operating leverage in our business. We believe that these non-GAAP
financial measures are useful to investors for
period-to-period
comparisons of our business and in understanding and evaluating our operating results for the following reasons:

•
Adjusted EBITDA and Adjusted EBITDA Margin are widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization expense, interest (income) expense, net, other (income) expense, net, loss from non-controlling
interest and provision for income taxes, each of which can vary substantially from company to company depending on their financing, capital structures and the method by which assets are acquired;

•
our management uses Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with financial measures prepared in accordance with GAAP for planning purposes, including the preparation of our annual operating budget, as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance; and

•
Adjusted EBITDA and Adjusted EBITDA Margin provide consistency and comparability with our past financial performance, facilitate period-to-period
comparisons of our core operating results, and facilitate comparisons with other peer companies, many of which use similar non-GAAP
financial measures to supplement their GAAP results.

Use of Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools, and you should not consider these measures in isolation or as substitutes for analysis of our financial results as reported under GAAP. Some of these limitations are, or may in the future be, as follows:

•
although depreciation and amortization expense are
non-cash
charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA and Adjusted EBITDA Margin do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA and Adjusted EBITDA Margin exclude stock-based compensation expense, which is a recurring expense for our business and an important part of our compensation strategy;

•
Adjusted EBITDA and Adjusted EBITDA Margin do not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us; (3) tax payments that may represent a reduction in cash available to us; or (4) the use of net operating loss (NOL) carryforwards and the full valuation reserve against deferred tax assets and liabilities are non-cash
items that can have an impact on GAAP performance, but may not reflect the continuing operating results of our business;

•
Adjusted EBITDA and Adjusted EBITDA Margin do not reflect certain one-time
relocation costs from Idaho to South Carolina where significant cash was expended to relocate personnel, relocate equipment, purchase new equipment, and start up a newly built manufacturing facility that had not operated previously; and

•
the expenses and other items that we exclude in our calculation of Adjusted EBITDA and Adjusted EBITDA Margin may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA when they report their operating results and we may, in the future, exclude other significant, unusual, or non-recurring
expenses or other items from these financial measures.

Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should be considered along with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated (unaudited; in thousands, except margin figures):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
EBITDA Calculation and reconciliation
Net income (loss)	$951	$4,161	$5,324	$(2,164)
Depreciation and amortization	1,067	958	3,329	2,851
Interest expense (income), net	29	(138)	393	724
Income tax expense	79	48	122	129
Rounding	—	—	1	—

EBITDA	$2,126	$5,029	$9,169	$1,540
EBITDA margin	4.4%	13.0%	6.8%	1.5%
Adjustments:
Stock-based compensation	891	1,396	1,425	9,797
Change in fair value of warrant liability	(2,213)	420	(903)	1,138
Write-off of acquired Drawbridge in-process research and development	—	—	1,563	—
Loss on Drawbridge transaction	—	—	166	—
Guarantee fees	142	187	421	359
Loss from equity interests in unconsolidated affiliates	131	620	3,304	1,064
Rounding	—	—	1	—

Adjusted EBITDA	$1,077	$7,652	$15,146	$13,898

Adjusted EBITDA margin	2.2%	19.7%	11.2%	13.6%
Free Cash Flow
We define free cash flow as net cash provided by (used in) operating activities, less capital expenditures, which consist of purchases of property and equipment, as well as purchase of licensing agreements. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. Free cash flow can be affected in the near-to-medium-term
by the timing of capital investments, such as purchases of machinery, information technology and other equipment, the launch of new fulfillment centers, customer service centers and new products, fluctuations in our growth and the effect of such fluctuations on working capital and changes in our cash conversion cycle due to increases or decreases of customer and vendor payment terms as well as inventory turnover. We expect free cash flow to increase over the long term as investments made in prior years drive increased profitability. If we experience an unforeseen increase in demand, we may need to make additional capital investments in manufacturing facility expansion.
The following table presents a reconciliation of free cash flow to net cash, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated (unaudited; in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Free Cash flow Calculation	2021	2020	2021	2020
Net cash provided by (used in) operating activities	$5,254	$15,096	$6,140	$11,679
Purchase of equipment	(987)	(221)	(2,124)	(1,099)
Purchase of licensing agreements	—	(100)	(563)	(300)

Free cash flow	$4,267	$14,775	$3,453	$10,280

Number of Subscriptions
We define subscriptions as orders resulting from
direct-to-consumer
(DTC) customers opting into automatic refills or orders that are recurring on Thorne.com and Amazon. Our subscription programs on both platforms offer automatic ordering, payment and delivery of our products to a customer’s designation location
.

Subscription Sales as a Percentage of Net DTC Sales
We define subscription sales as sales generated from retail subscription orders on Thorne.com and Amazon within a given period. Subscription sales are taken as a percentage of net sales from all DTC orders in that same period. We view subscription sales as a percentage of net DTC sales as a key indicator of our recurring sales and customer retention.
Annual LTV to CAC
We define annual life-time value (LTV) to customer acquisition costs (CAC) as LTV from a specific twelve-month period divided by the CAC of that same twelve-month period. Annual LTV is defined as the average gross contribution per purchasing DTC customer within a particular twelve-month period divided by one, less the customer retention rate (Churn Rate), during the same twelve-month period. Average gross contribution is defined as the cumulative revenue from our DTC customers during a particular twelve-month period, less the cost of goods, divided by the number of purchasing DTC customers in the same twelve-month period. To arrive at the annual LTV for a particular calendar year, the average gross contribution is divided by that respective twelve-month period Churn Rate. Annual CAC is defined as the total advertising and marketing expenses, less headcount expenses and associated benefit expenses, in a particular twelve-month period, divided by the number of customers who placed their first order during that same twelve-month period. We view the annual LTV to CAC ratio as a key indicator for marketing efficiency.
Orders per Customer per Year (Annual Period)
We define orders per customers per year, or twelve-month period, as the total number of sales orders placed by our DTC customers in a given year, or twelve-month period, divided by the total number of DTC customers who purchased within that same period. We view orders per customer per annual period as a key indicator of our customers’ purchasing patterns, including their initial and repeat purchase behavior, and as an indication of the desirability of our products to our customers. We expect orders per customer per annual period to remain steady or increase modestly over the long term as we continue to grow and acquire new customers and as our customers continue to demand our high-quality products.
Factors Affecting Our Performance
Ability to Increase Brand Awareness and Attract New Customers
Our long-term growth will depend on our continued ability to attract new customers. Our historical growth was largely driven by organic customer acquisition. We are still in the early stages of our growth and believe we can significantly expand our customer base as brand awareness is increased. Growing brand awareness through efficient, impactful communications and through building brand equity and loyalty is central to our marketing and growth strategy. We believe optimizing the message of our brand as one that defies expectations of good health differentiates us and is key to our ability to attract customers and retain them within our ecosystem. As our brand awareness grows, we intend to strengthen our reach across demographics and markets.
Growth in Subscriptions
We offer our customers the ability to opt into recurring automatic refills on Thorne.com and Amazon. A customer can cancel or modify a subscription at any time at no cost to the customer on both platforms. On Thorne.com, customers can subscribe monthly, every 45 days, every two months, every three months, or every four months. For each ordering frequency, a 10% discount is offered on retail refill orders. On Amazon, the discount ranges from 5% to 10% depending on the number of products to which a customer is subscribed, with an average discount of approximately 8%.

We view our growing subscription business on Thorne.com and Amazon as a key driver of profitable future sales growth. The chart below shows active subscription numbers and subscription sales as a percentage of net DTC sales by quarter from 2018 to September 30, 2021.

The total number of subscriptions grew from 61,135 at the end of 2018, to 89,178 at the end of 2019 and to 155,305 at the end of 2020, representing a compounded annual growth rate of 59.4%. The total number of subscriptions as of September 30, 2020, was 132,307 and as of September 30, 2021, was 218,935, representing 65.5% year-over-year growth. Subscription sales are expected to continue to grow as we continue to invest in brand awareness, innovate new products, and market the convenience and savings of our nutritional supplements and tests.
Efficiency of Spending on Advertising and Marketing
We are disciplined in measuring and managing CAC and LTV of our customers. We are consistently looking for new ways to acquire customers more efficiently, grow revenue per customers, and retain our customers for longer periods of time.
We experience high retention, repeat purchases and low CAC as seen by our 2019 and 2020 LTV to CAC ratios of 4.5x and 7.6x, respectively, and by our LTV to CAC ratios of 6.1x and 3.7x for the nine months ended September 30, 2020 and 2021, respectively. The annual LTV is calculated by taking the average gross contribution per purchasing DTC customer in a rolling
12-month
period and dividing it by the same period’s Churn Rate. Our retention rate is calculated by taking the number of customers at the end of the period minus the number of new customers during the period divided by the number of customers at the beginning of the time period. The 2020 retention rate was calculated as the number of total customers at the end of 2020, less the number of customers acquired during the year, divided by the number of customers at the end of 2019. The retention rate for the three-months ended September 30, 2021, was calculated as the number of total customers at September 30, 2021, less the number of customers acquired during the prior
12-month
period, divided by the number of customers at September 30, 2020. Average gross profit contribution is defined as cumulative sales from DTC customers during a
12-month
period, less cost of goods, divided by the number of purchasing DTC customers in the same period. CAC is calculated as total advertising and marketing expenses, less advertising and marketing payroll and associated benefit expenses in a period, divided by the total number of customers during that same period. For 2019 and 2020 CAC, we calculated it on a calendar year basis, and for the CAC for the nine months ended September 30, 2021, we calculated it using the same method for the period January 1, 2021 to September 30, 2021. To arrive at the LTV to CAC ratio, we divide LTV by CAC.
Ability to Engage and Retain Our Existing Customers
Our success is impacted not only by efficient and profitable customer acquisition, but also by our ability to retain customers and encourage repeat purchases. In 2020, 45.6% of DTC sales were generated from new, first-time purchasers versus 54.4% from existing customers. Relationships with our customers are deepened and retention is driven by engaging the customers with digital health content and educational resources. Usage of our products and engaging with our content has resulted in our strong annual DTC retention rate of 68% in 2020. Annual retention rate is calculated by subtracting the number of customers acquired during the period from the number of purchasing customers at the end of the period and dividing that number by the number of customers at the start of the period. Of our total 2020 DTC sales, nearly one-third
were recurring subscription sales. The growth in annual net sales is expected to continue as we generate and grow sales from existing customers and from newly acquired customers.

Healthcare Professionals
Our network of 45,000 healthcare professionals serves two key purposes. First, it distinguishes our brand by offering both credibility and validation to patients at times when the industry is struggling with trust. Secondly, healthcare professionals carry, promote, and distribute our products to consumers. Based on a 2018 survey conducted with 1,188 consumers, primary care physicians were identified as the most common entry point for nutritional supplement category consumers with nearly 60% of patients looking to their primary care providers when considering which nutritional supplements to buy. Therefore, retention and expansion of our network of healthcare professionals is important to our strategy.

As seen in the chart above, in 2020, our annual retention rate of healthcare professionals was 85.3%, up from 74.1% in 2018.
Ability to Invest
Because we expect to continue to make investments across our business to drive growth, we expect expenses to increase. We plan to continue to invest in sales and marketing to drive demand for our products and services. We expect to continue to invest in research and development to enhance our platform, develop new nutritional supplements, expand our testing portfolio, grow our multi-omics database and AI capabilities, and improve our brand ecosystem’s infrastructure.
Ability to Grow in New Geographies
Entering new geographic markets requires us to invest in distribution and marketing, infrastructure and personnel. International growth will depend on our ability to sell in international markets. In 2020, we shipped to 37 countries. We believe capital investment coupled with our regulatory expertise will lead to promising results. However, international sales are dependent on local regulations, as well as customs and importation practices, which both change continuously.
Components of our Operating Results
Net Sales
Net sales consist of sales of nutritional supplements, health tests and sales associated with services that leverage our AI and multi-omics databases, such as product development services. Net sales are recognized when control over the product has transferred to customers in accordance with our revenue recognition policy.
Cost of Sales
Cost of sales consists of depreciation and amortization, product and packaging costs, including manufacturing costs, inventory freight, testing costs of raw materials and finished goods, inventory shrinkage costs and inventory valuation adjustments, offset by reductions for promotions and percentage or volume rebates offered by vendors, which can depend on reaching minimum purchase thresholds. We expect cost of sales to increase on an absolute dollar basis and improve as a percentage of net sales long-term.

Operating Expenses
Selling, general and administrative expenses consist of

•	sales and marketing;

•	research and development;

•	payroll and related expenses for employees involved in general corporate functions, including accounting, finance, tax, legal, and human resources;

•	costs associated with use by these functions, such as depreciation expense and rent relating to facilities and equipment;

•	professional fees and other general corporate costs;

•	stock-based compensation; and

•	fulfillment costs.
Marketing expenses consist of performance marketing media spend, asset creation, and other brand creation, as well as sales and marketing personnel-related expenses. We intend to continue to invest in sales and marketing capabilities and expect this increase in absolute dollars in future periods as new products are released and we expand into additional international markets. Sales and marketing expense as a percentage of net sales might fluctuate from period to period based on net sales and the timing of our investments in our sales and marketing functions as these investments vary in scope and scale over future periods.
Research and development expenses support our efforts to add new features to existing solutions and to ensure the reliability and scalability of our product development and testing. Research and development expenses consist of personnel expenses, including salaries, bonuses, stock-based compensation expense and benefits for employees and contractors for our engineering, product, and design teams and allocated overhead costs. Research and development costs are expensed as incurred, except those costs that have been capitalized as software development costs.
We plan to hire employees for our science and engineering team to support our research and development efforts. Research and development expenses are expected to increase on an absolute dollar basis in the foreseeable future as we continue to increase investments in our technology platform. However, our research and development expenses might fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.
Fulfillment costs represent costs incurred in operating, manufacturing, and staffing order fulfillment and customer service teams, including costs attributable to buying, receiving, inspecting and warehousing inventories, picking, packaging and preparing customer orders for shipment, payment processing and related transaction costs and responding to inquiries from customers. Included within fulfillment costs are merchant processing fees charged by third parties that provide merchant processing services for credit cards.
Additional expenses are expected to be incurred as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on the Nasdaq, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations, and professional services. Fulfillment costs are anticipated to fluctuate as a percentage of net sales over the long term. Overall, as we continue to grow as a company, we expect that our selling, general and administrative costs will increase on an absolute dollar basis but decrease as a percentage of net sales over the long term.
Interest expense, net
Interest expense, net consists primarily of interest earned on cash we hold, and interest incurred on borrowings.

Income Tax Provision
Our income tax provision consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions and uncertain tax positions. Because we have experienced net losses we have fully reserved for all deferred tax assets and liabilities. Our income tax provision consists of cash taxes paid during the year in review
.
Results of Operations
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited; dollars in thousands, except per share amounts)
Net sales	$48,010	$38,774	$135,383	$102,278
Cost of sales	22,470	19,445	63,710	54,900

Gross profit	25,540	19,329	71,673	47,378
	53.2%	49.9%	52.9%	46.3%
Operating expenses:
Research and development	2,237	552	4,280	3,124
Write-off of acquired Drawbridge in-process research and development	—	—	1,563	—
Selling, general and administrative	24,223	13,478	57,079	43,003

Income (loss) from operations	(920)	5,299	8,751	1,251
Other expense (income):
Interest expense (income), net	29	(138)	393	724
Guarantee fees	142	187	421	359
Change in fair value of warrant liability	(2,213)	420	(903)	1,138
Loss on Drawbridge transaction	—	—	166	—
Other expense (income), net	(39)	1	(77)	1

Total other expense (income), net	(2,081)	470	—	2,222

Income (loss) before income taxes and loss from equity interests in unconsolidated affiliates	1,161	4,829	8,751	(971)
Income tax expense	79	48	123	129

Net income (loss) before loss from equity interests in unconsolidated affiliates	1,082	4,781	8,628	(1,100)
Loss from equity interests in unconsolidated affiliates	(131)	(620)	(3,304)	(1,064)

Net income (loss)	951	4,161	5,324	(2,164)
Net (income) loss - non-controlling interests	(78)	584	(323)	(104)

Net income (loss) attributable to Thorne HealthTech, Inc.	1,029	3,577	5,647	(2,060)
Undistributed earnings attributable to Series E convertible preferred stockholders	$(553)	(3,577)	$(5,171)	—

Net income (loss) attributable to common stock	$476	$—	$476	(2,060)

Earnings (loss) per share:
Basic	$0.02	$—	$0.02	$(0.20)
Diluted	$0.01	$—	$0.01	$(0.20)
Weighted average common shares outstanding:
Basic	21,212,668	11,932,085	19,032,403	10,439,466
Diluted	51,222,522	40,413,805	50,327,893	39,866,905
Net sales
Net sales for the three months ended September 30, 2021, increased by $9.2 million, or 23.8%, to $48.0 million, compared to $38.8 million for the same period in 2020. This growth was largely driven by an increase in our DTC customers, specifically our subscription-based customer sales, which grew to $6.2 million during the three months ended September 30, 2021, representing an increase of $1.8 million, or 41.4%, from $4.4 million during the three months ended September 30, 2020. The introduction of new innovative products along with a continued increase in demand for our immune-supportive suite products helped drive sales and new customers, while the expansion of our health evaluations with quizzes and tests increased the conversion of those participants to new customers.
Net sales during the nine months ended September 30, 2021, increased by $33.1 million, or 32.4%, to $135.4 million, compared to $102.8 million in the nine months ended September 30, 2020. For the nine months ended September 30, 2021, all sales channels continued to show strength with DTC and professional (B2B) sales growing 32.2% and 32.5%, respectively, compared to the same prior-year period, led by DTC subscription sales which grew $5.2 million, or 43.4%, to $17.3 million for the nine months ended September 30, 2021, compared to $12.0 million during the nine months ended September 30, 2020. The introduction of new innovative products along with an increase in demand for our immune-supportive suite products helped drive sales and new customers, while the expansion of our health evaluations with quizzes and tests increased the conversion of those new customers.
Cost of Sales and Gross Profit
The following table summarizes our cost of goods sold and gross profit for the periods indicated (unaudited; in thousands, except percentage figures):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	Percent Change	2021	2020	Change	Percent Change
Net sales	$48,010	$38,774	$9,236	23.8%	$135,383	$102,278	$33,105	32.4%
Cost of sales	22,470	19,445	3,025	15.6%	63,710	54,901	8,809	16.0%

Percent of net sales	46.8%	50.1%	-335 bps	(6.6)%	47.1%	53.7%	-662 bps	(12.3)%
Gross profit	$25,540	$19,329	$6,210	32.1%	$71,673	$47,378	$24,295	51.3%
Percent of net sales	53.2%	49.9%	335 bps	6.7%	52.9%	46.3%	662 bps	14.3%
Cost of sales for the three months ended September 30, 2021, increased by $3.0 million, or 15.6%, to $22.5 million, compared to $19.4 million for the same period in 2020. This increase in cost of sales was primarily due to a 23.8% increase in net sales and associated product costs, partially offset by additional efficiencies in our manufacturing processes, including increased capacity, increased batch sizes and improved fixed cost leverage. The increase in cost of sales was lower than the increase in revenues on a percentage basis, primarily due to lower production costs.
Gross profit for the three months ended September 30, 2021, increased by $6.2 million, or 32.1%, to $25.5 million, compared to $19.3 million for the same period in 2020. This increase was primarily due to the increase in net sales described above and additional efficiencies in our manufacturing processes, including increased capacity, increased batch sizes and improved fixed cost leverage. Gross profit as a percentage of sales for the three months ended September 30, 2021, increased by 6.7%, compared to the same period of 2020.
Cost of sales for the nine months ended September 30, 2021, increased by $8.8 million, or 16.0%, to $63.7 million, compared to $54.9 million in the nine months ended September 30, 2020. This increase in cost of sales was primarily due to a 32.4% increase in net sales and associated product costs, partially offset by a reduction of our product manufacturing costs. The increase in cost of sales was lower than the increase in revenues on a percentage basis, primarily due to lower production costs.
Gross profit for the nine months ended September 30, 2021, increased by $24.3 million, or 51.3%, to $71.7 million, compared to $47.4 million in the nine months ended September 30, 2020. This increase was primarily due to the increase in net sales described above and additional efficiencies in our manufacturing processes, including increased capacity, increased batch sizes and improved fixed cost leverage. Gross profit as a percentage of sales for the first nine months of 2021, increased by 14.3%, compared to the same period of 2020.

Operating Expenses
The following table summarizes our selling, general and administrative expenses for periods indicated: (unaudited; in thousands except percentage figures):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	Percent Change	2021	2020	Change	Percent Change
Net sales	$48,010	$38,774	$9,236	23.8%	$135,383	$102,278	$33,105	32.4%
Total operating expenses	$26,460	$14,030	$12,430	88.6%	$62,922	$46,127	$16,795	36.4%
Percent of net sales	55.1%	36.2%	1,890 bps	52.2%	46.5%	45.1%	140 bps	3.1%
Marketing	$10,792	$2,442	$8,350	341.9%	$20,077	$6,150	$13,927	226.5%
Percent of net sales	22.5%	6.3%	1,620 bps	257.0%	14.8%	6.0%	880 bps	146.6%
Research and development	$2,237	$552	$1,685	305.3%	$4,280	$3,124	$1,156	37.0%
Percent of net sales	4.7%	1.4%	330 bps	227.2%	3.2%	3.1%	10 bps	3.5%
Other selling, general and administrative expenses	$11,473	$8,682	$2,791	32.1%	$32,248	$24,205	$8,043	33.2%
Percent of net sales	23.9%	22.4%	150 bps	6.7%	23.8%	23.7%	15 bps	0.6%
Stock-based compensation	$891	$1,396	$(505)	(36.2)%	$1,425	$9,797	$(8,371)	(587.4)%
Percent of net sales	1.9%	3.6%	-170 bps	(48.5)%	1.1%	9.6%	-850 bps	(89.0)%
Depreciation and amortization	$1,067	$958	$109	11.4%	$3,329	$2,851	$478	16.8%
Percent of net sales	2.2%	2.5%	-25 bps	(10.0)%	2.5%	2.8%	-33 bps	(11.8)%
Write-off of acquired Drawbridge in-process research and development	—	—	$—	—	$1,563	—	$1,563	100.0%
Percent of net sales	0.0%	0.0%	0.0%	0.0%	1.2%	0.0%	1.2%	100.0%
Total selling, general and administrative expenses for the three months ended September 30, 2021, increased by $10.7 million, or 79.7%, to $24.2 million, compared to $13.5 million for the same period in 2020. This increase was primarily due to an increase in marketing expenses which increased by $8.4 million, or 341.9%, to $10.8 million, compared to $2.4 million for the same period in 2020, driven by an increase in our investment in paid, working media. The increased investment in our paid media efforts is attributable to the strategy of increasing brand awareness and reaching and acquiring more consumers, particularly to the Thorne.com website. Research and development expense for the three months ended September 30, 2021, increased by $1.7 million, or 305.3%, to $2.2 million, compared to $0.6 million for the same period in 2020. The increase was primarily due to achieving our objective to increase research spending as a percent of sales to drive innovation and new product development.
Total selling, general and administrative expenses for the nine months ended September 30, 2021, increased by $14.1 million, or 32.7%, to $57.1 million, compared to $43.0 million in the nine months ended September 30, 2020. This increase was primarily due to an increase in marketing expenses and the write-off
of acquired Drawbridge
in-process
research and development of $1.6 million. Marketing expenses for the nine months ended September 30, 2021, increased by $13.9 million, or 226.5%, to $20.1 million, compared to $6.2 million for the same period in 2020. The increase was primarily due to our investment in paid, working media. The increased investment in our paid media efforts attributable to the strategy of increasing brand awareness and reaching and acquiring more consumers, particularly to the Thorne.com website. Research and development expense for the nine months ended September 30, 2021, increased by $1.2 million, or 37.0%, to $4.3 million, compared to $3.1 million for the same period in 2020. The increase was primarily due to achieving the objective to increase research spending as a percent of sales to drive new product development and clinical trial investments.

Interest Expense (Income), Net
The following table summarizes our interest expense, net for the periods indicated: (unaudited; in thousands except percentage figures):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	Percent Change	2021	2020	Change	Percent Change
Interest expense (income), net	$29	$(138)	$167	>100.0%	$393	$724	$(331)	(45.8)%
Interest expense (income), net for the three months ended September 30, 2021, increased by $0.2 million, or 146.6%, to $0.1 million, compared to $(0.1) million for the same period in 2020. This increase was primarily due to the change in interest rate associated with a $20.0 million loan obtained beginning in February 2020.
Interest expense, net for the nine months ended September 30, 2021, decreased by $0.3 million, or 39.9%, to $0.4 million, compared to $0.7 in the nine months ended September 30, 2020. This decrease was primarily due to the lower interest rate associated with a $20.0 million loan obtained, beginning in February 2020, and repayment of our existing loan.
Liquidity and Capital Resources
Revolving Credit Line
On February 14, 2020, we entered into an Uncommitted and Revolving Credit Line Agreement, by and among us as the borrower and Sumitomo Mitsui Banking Corporation (SMBC) as the lender (2020 Credit Agreement). Upon closing, we borrowed $20.0 million from the revolving line of credit and used the proceeds to repay the outstanding principal and accrued interest under the previous line of credit totaling approximately $13.6 million, as well as payment of the Series D dividend, plus all accrued and unpaid interest, totaling approximately $3.3 million, and repay the outstanding related party note payable to Kirin of approximately $3.1 million.
Our obligations under the 2020 Credit Agreement were guaranteed by two significant shareholders, Kirin Holdings Company, Limited (Kirin) and Mitsui & Co., Ltd. (Mitsui). We paid each guarantor an annual fee equal to two percent of $10 million for such guarantees annually and upon the occurrence of any change of control in respect of our company. Under separate Fee Letters, dated February 14, 2020, between us and each Mitsui (2020 Mitsui Fee Letter) and Kirin (2020 Kirin Fee Letter), we also agreed to reimburse Mitsui and/or Kirin, in cash, for any amounts that Mitsui and/or Kirin paid under its respective guarantee of the 2020 Credit Agreement. However, if we were not able to reimburse such amounts, wholly or partially, to Mitsui and/or Kirin, then we and Mitsui and/or Kirin agreed to deem such unreimbursed amount to have been made for the benefit of our company in consideration for our debt or equity securities on terms reasonably satisfactory to Mitsui and/or Kirin, and us.
In February 2021, we replaced and refinanced the 2020 Credit Agreement and all loans outstanding thereunder with a new uncommitted revolving credit line from SMBC having substantially similar terms, as further described below and under Note 6 to our condensed consolidated financial statements.
On February 12, 2021, we entered into an Uncommitted and Revolving Credit Line Agreement, by and among us as the borrower and SMBC as the lender (2021 Credit Agreement), to refinance and replace the 2020 Credit Agreement. The terms of the 2021 Credit Agreement are substantially similar to the terms of the 2020 Credit Agreement. Under the 2021 Credit Agreement, SMBC may in its sole discretion elect to make unsecured loans to us until February 11, 2022, in an aggregate principal amount up to but not exceeding $20.0 million at any time. Each loan made under the 2021 Credit Agreement may have a maturity date that is not less than one day and not more than twelve months after the date that such loan is disbursed, as we and SMBC may mutually agree. SMBC may, in its sole discretion at any time, terminate in whole or partially reduce the unused portion of the credit line under the 2021 Credit Agreement. SMBC is not obligated to make any loan under the 2021 Credit Agreement.
We may prepay any outstanding loans under the 2021 Credit Agreement in whole or in part at any time without penalty, other than customary prepayment fees or additional costs as determined by SMBC. As of February 12, 2021, we have fully drawn down $20.0 million under the 2021 Credit Agreement to refinance our outstanding loans under the 2020 Credit Agreement. As a result, under the $20.0 million maximum credit line, no additional amount is available to be borrowed.

A loan under the 2021 Credit Agreement bears interest at a per annum rate quoted by SMBC and agreed to by us when such loan is made. Interest on a loan is payable in arrears on the maturity date of such loan. Principal of a loan is due on such loan’s maturity date. We are also obligated to pay other expenses and indemnities customary for a credit facility of this size and type.
Our obligations under the 2021 Credit Agreement continue to be guaranteed Kirin and Mitsui. We are required pay each guarantor an annual fee equal to 1.20% of each of their $10 million guarantees annually and upon the occurrence of any change of control in respect of our company. We recorded $101 thousand and $299 thousand of related expense during the three and nine months ended September 30, 2021; comparatively, we recorded $123 thousand and $236 thousand of guarantee fees during the three and nine months ended September 30, 2020, which are included in the guarantee fees in the condensed consolidated statements of operations. Under separate Fee Letters, dated February 12, 2021, between us and each Mitsui (2021 Mitsui Fee Letter) and Kirin (2021 Kirin Fee Letter), we also agree to reimburse Mitsui and/or Kirin, in cash, for any amounts that Mitsui and/or Kirin pay under its respective guarantee of the 2021 Credit Agreement. However, if we are not able to reimburse such amounts, wholly or partially, to Mitsui and/or Kirin, then we and Mitsui and/or Kirin may agree to deem such unreimbursed amount to be made for our benefit in consideration for our debt or equity securities on terms reasonably satisfactory to Mitsui and/or Kirin, and us.
The 2021 Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations, and customary negative covenants limiting our ability, among other things, to merge or consolidate, dispose of all or substantially all of its assets, liquidate or dissolve, and grant liens, subject to certain exceptions. Upon the occurrence and during the continuance of an event of default, SMBC may declare all outstanding principal of, and accrued and unpaid interest on, loans made under the 2021 Credit Agreement immediately due and payable and may exercise the other rights and remedies provided for under the 2021 Credit Agreement and related loan documents. The events of default under the 2021 Credit Agreement include, subject to grace periods in certain instances, payment defaults, cross defaults with certain other material indebtedness, certain material judgments, breaches of covenants or representations and warranties, change in control of our company, a material adverse change as defined in the 2021 Credit Agreement, and certain bankruptcy and insolvency events.
On October 4, 2021, we repaid the $20.0 million of outstanding borrowings, plus all accrued and unpaid interest 2021 Credit Agreement through the date of repayment. We incurred incremental fees related to the payoff totaling $7 thousand. Upon repayment of the outstanding borrowings under the 2021 Credit Agreement, the related Mitsui and Kirin guarantees were released and terminated.
Letter of Credit Reimbursement Agreement
On October 31, 2018, we entered into a Reimbursement Agreement with SMBC (LC Reimbursement Agreement), under which we may request SMBC to issue up to $4.9 million in letters of credit in the aggregate and we agree to reimburse SMBC for any drawings under such letters of credit. Our obligations under the LC Reimbursement Agreement are guaranteed by Kirin and Mitsui. We pay each guarantor an annual fee equal to
12-month
LIBOR, plus 3.0%, of $2,450,000 for such guarantees annually and upon the occurrence of any change of control in respect of our company. Considering the future cessation of LIBOR interest rates, we are discussing with Kirin and Mitsui shifting to a SOFR based rate on terms yet to be negotiated. The
12-month
LIBOR rate was last set on February 12, 2021. Under the Fee Letter dated November 30, 2018, between us and Mitsui (2018 Mitsui Fee Letter), amounts paid by Mitsui under its guarantee shall be deemed made for our benefit in consideration for our debt or equity securities on terms reasonably satisfactory to Mitsui and us. Under the Fee Letter dated November 30, 2018 between us and Kirin (2018 Kirin Fee Letter), amounts paid by Kirin under its guarantee shall be deemed made for our benefit in consideration for our debt or equity securities on terms reasonably satisfactory to Kirin and us.
The LC Reimbursement Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, reporting requirements and compliance with applicable laws and regulations, and customary negative covenants limiting our ability, among other things, to merge or consolidate, dispose of all or substantially all of its assets, liquidate or dissolve. Upon the occurrence and during the continuance of an event of default, SMBC may declare all outstanding obligations owing under the LC Reimbursement Agreement immediately due and payable and may exercise the other rights and remedies provided for under the LC Reimbursement Agreement and related documents. The events of default under the LC Reimbursement Agreement include, subject to grace periods in certain instances, payment defaults, cross defaults with other indebtedness, certain material judgments, breaches of covenants or representations and warranties, a material adverse effect as defined in the LC Reimbursement Agreement and certain bankruptcy and insolvency events.
To support the obligation of our subsidiary, Thorne Research, Inc., to make a security deposit under its facility lease in Summerville, South Carolina, SMBC has issued an irrevocable standby letter of credit pursuant to the LC Reimbursement Agreement in the amount of $4.9 million with an original expiration date of December 3, 2019, and automatic renewals until October 31, 2037.

This letter of credit has an annual fee of $19,946. We incurred guarantee fees for this letter of credit under the 2018 Mitsui Fee Letter and the 2018 Kirin Fee Letter for three months ended September 30, 2021 and 2020, of $41 thousand and $64 thousand, respectively. The related guarantee fee expense incurred during the nine months ended September 30, 2021 and 2020 were $122 thousand and $123 thousand, respectively. These fees are included in guarantee fees within the condensed consolidated statements of operations.
We are currently negotiating with the South Carolina facility’s landlord to remove the requirement for such letter of credit. If the negotiation of such removal or alternate replacement credit support is successful, then the related supporting Mitsui and Kirin guarantees may also not be required and could be terminated. There is no guarantee, however, that the landlord will agree to remove the letter of credit or to accept an alternative, replacement credit support.
Sources and Uses of Our Cash and Cash Equivalents
Operating Activities
Cash provided by operating activities consisted of net loss adjusted for non-cash
items, including depreciation and amortization, stock-based compensation, change in fair value of warrant liability and certain other non-cash
items, as well as the effect of changes in working capital and other activities.
Net cash provided by operating activities was $6.1 million for the nine months ended September 30, 2021, compared to $11.7 million during the nine months ended September 30, 2020. Cash generated from operations decreased $5.5 million due to an incremental cash outflow of $8.2 million stemming from changes to our net working capital, mainly driven by increases in inventories, prepaid expenses, and accounts payable, partially offset by an increase in net income after adjustments for non-cash
items of $2.7 million. We made a conscious effort to increase our working capital to protect our supply chain to ensure sufficient raw materials were on-hand
to support increased product demand.
Investing Activities
Our primary investing activities consisted of purchases of property and equipment, mainly to increase our manufacturing and fulfillment capabilities to support our growth, as well as leasehold improvements. Use of cash for investing activities also includes payments to support agreements with non-consolidated
subsidiaries and the purchase and use of certain license and research agreements.
Net cash used in investing activities was $4.0 million for the nine months ended September 30, 2021, primarily consisting of investing in the acquisition of Drawbridge of $1.4 million, capital spending to support our growth of $2.1 million and the entry into certain licensing and research agreements with Mayo Clinic of $0.6 million.
Net cash used in investing activities was $5.7 million for the nine months ended September 30, 2020, primarily consisting of $1.1 million of capital expenditures to support our growth, $1.2 million of incremental investment in equity-method investees and unconsolidated subsidiaries, as well as the purchase of certain licensing and research agreements with Mayo Clinic of $0.3 million.
Financing Activities
Net cash provided by financing activities was $59.4 million for the nine months ended September 30, 2021, primarily consisting of gross proceeds from our IPO of $70.0 million, offset by offering costs of $10.0 million and payments on our debt and leases of $0.6 million.
Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2020, primarily consisting of borrowing $20.0 million revolving line of credit from SMBC, offset by $12.2 million payoff of the prior line of credit, payments on our debt and leases of $0.3 million, , the exercise of certain stock options that were set to expire, the repurchase of common stock from management, the payment of the Series D dividend of $3.3 million to Mitsui and the repayment of a one-time
loan to Kirin of $3.0 million, both of which are current stockholders.

Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of September 30, 2021 (unaudited; in thousands):

	Payments Due by Year
	Total	2021	2022 – 2024	2025 – 2026	beyond 2026
Operating Lease Obligations	$85,443	$1,476	$16,287	$11,050	$56,630
Finance Lease Obligations	1,026	115	855	56	—
Line of Credit	20,000	20,000	—	—	—
Notes Payable	1,697	487	1,114	96	—

Total	$108,166	$22,078	$18,256	$11,202	$56,630

We lease all of our manufacturing and distribution facilities, corporate offices and certain equipment under non-cancelable
operating and finance leases. These leases expire at various dates through 2037.
Off Balance Sheet Arrangements
See Note 14: “Commitments and Contingencies” in our unaudited condensed consolidated financial statements for a discussion of off-balance
sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the policies and estimates that we believe are critical and require the use of complex judgment in their application in our Registration Statement on Form
S-1,
as amended, and, during the nine months ended September 30, 2021, there were no material changes to those previously disclosed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk Disclosure
We do not hold market risk-sensitive trading instruments, nor are financial instruments used for trading purposes. Sales, operating items and balance sheet data are denominated in U.S. dollars; therefore, there is no significant foreign currency exchange rate risk.
We use many different commodities, such as Vitamin C and Vitamin D. Commodities are subject to price volatility caused by commodity market fluctuations, supply and demand, and currency fluctuations. Commodity price increases will result in increases in raw material costs and operating costs.
In the ordinary course of our business, commitments are entered to purchase raw materials over a period of time, generally six months or less at contracted prices. As of September 30, 2021, these future commitments were not at prices in excess of current market, nor in quantities in excess of normal requirements. We do not utilize derivative contracts either to hedge existing risks or for speculative purposes.
Interest Rate Risk
We invest excess cash in variable income investments consisting of cash equivalents. The magnitude of the interest income generated by these cash equivalents is affected by market interest rates. We do not use marketable securities or derivative financial instruments in our investment portfolio.
The interest payable on our bank line of credit is based on variable interest rates and therefore is affected by changes in market interest rates.

Currency Risk
For the three and nine months ended September 30, 2021 and 2020, we did not sell any product or services for payment in currency other than U.S. dollars.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures (as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of disclosure controls and procedures is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under potential future conditions. Controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule
13a-15(b)
of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form
10-Q,
an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form
10-Q,
were not effective at a reasonable assurance level as of September 30, 2021 because of the material weakness in internal controls further discussed below. Notwithstanding the material weakness, our management, including our CEO and CFO, has concluded that our unaudited consolidated financial statements, included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
Under standards established by the Public Company Accounting Oversight Board (PCAOB), a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
Specifically, our management determined that, as of September 30, 2021, we have material weaknesses in each of the following components of the “Internal Control—Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission:

•	an insufficient complement of personnel possessing the appropriate accounting and financial reporting knowledge and experience; and

•	we did not maintain effective controls relating to revenue recognition, accounting for significant and unusual transactions and our financial statement close process, which have not been remediated).
These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that may not be prevented or detected, and accordingly, it was determined that these control deficiencies constitute material weaknesses.
We are working to remediate the material weaknesses and are taking steps to strengthen our internal control over financial reporting through the hiring of additional finance and accounting personnel. With the additional personnel, we intend to take appropriate and reasonable steps to remediate these material weaknesses through the implementation of appropriate segregation of duties, formalization of accounting policies and controls and retention of appropriate expertise for complex accounting transactions. However, we cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. As of September 30, 2021, the material weaknesses have not been remediated.
Inherent Limitations on Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
Changes in Internal Control Over Financial Reporting
Except for the progress made towards the remediation plan described above, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we may be subject to claims, lawsuits, government investigations and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, data protection, information security, customer protection, securities, tax, labor and employment, commercial disputes and other matters that could adversely affect our business operations and financial condition. Litigation and regulatory proceedings, and particularly the intellectual property infringement matters that we are currently facing or could face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any legal proceedings may result in significant settlement costs or judgments, penalties, and fines, or require us to modify products or services, make content unavailable, or require us to stop offering certain features, all of which could negatively affect our customer base and revenue growth.
We are aware of two third-party U.S. patents that have claims relating to compositions of Nicotinamide Riboside – an ingredient contained in several of the Company’s nutritional supplement products – issued to the Trustees of Dartmouth College and licensed to ChromaDex Corporation (Chromadex), of Los Angeles, California. On December 1, 2020, and February 1, 2021, the Company filed separate petitions for inter partes review against U.S. Patent No. 8,383,086 and U.S. Patent No. 8,197,807, respectively, at the Patent Trial and Appeal Board to seek to invalidate these two patents. On June 10, 2021, the Patent Trial and Appeal Board issued a decision granting institution of inter partes review against U.S. Patent No. 8,383,086, and on August 12, 2021, the Patent Trial and Appeal Board issued a decision granting institution of inter partes review against U.S. Patent No. 8,197,807. On May 12, 2021, the Trustees of Dartmouth College and ChromaDex filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging the Company’s infringement of U.S. Patent Nos. 8,383,086 and 8,197,807. The complaint seeks to enjoin us from selling its nutritional supplement products that contain Nicotinamide Riboside and further seeks monetary damages for alleged infringement of the patents. On August 20, 2021, the trial judge in the patent infringement litigation issued an Order to Stay the litigation during the pendency of the two inter partes review, in which decisions will likely be made in mid-2022. On September 21, 2021, the U.S. District Court for the District of Delaware issued a summary judgment holding that U.S. Patent Nos. 8,383,086 and 8,197,807 are invalid in Chromadex, Inc. and Trustees of Dartmouth College v. Elysium Health, Inc. We have not recorded a loss in connection with this matter because the Company believes that a loss is currently neither probable nor estimable.
For further information regarding Legal Proceedings please see “Risk Factors—Risks Relating to our Intellectual Property—Litigation or other proceedings or third-party claims of intellectual property infringement, misappropriation or other violations may require us to spend significant time and money, and could in the future prevent us from selling our products or services or impact our stock price, any of which could have a material adverse effect,” previously described the Company’s Registration Statement on Form S-1, as amended, filed September 22, 2021.

Item 1A.	Risk Factors
See the risk factors previously described the Company’s Registration Statement on Form
S-1,
as amended, filed September 22, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds from Public Offering of Common Stock
On September 27, 2021, we closed our IPO of 7,000,000 shares of common stock. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form
S-1
(File
No. 333-257987),
which was declared effective by the SEC on September 22, 2021. BofA Securities, Cowen, Evercore ISI and RBC Capital Markets acted as underwriters for the offering. The public offering price of the shares sold in the offering was $10.00 per share. The total gross proceeds from the offering were $70.0 million.
After deducting underwriting discounts and commissions of $4.9 million and offering expenses paid or payable by us of approximately $5.1 million, the net proceeds from the offering were approximately $60.0 million.
There has been no material change in the planned use of proceeds from our IPO as described in our final IPO prospectus filed with the SEC on September 23, 2021 pursuant to rule 424(b) of the Securities Act. We invested the funds received in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

	Description	Incorporated by Reference
Exhibit Number		Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated September 27, 2021.				X

3.2	Amended and Restated Bylaws of the Registrant, dated September 27, 2021.				X

4.1	Fourth Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated July 5, 2018.	S-1/A	9/21/21	4.1

4.2	Fourth Amended and Restated Stockholders Agreement by and among the Registrant and certain of its stockholders, dated July 5, 2018.	S-1	7/16/21	4.2

4.3	Specimen common stock certificate of the Registrant.	S-1	7/16/21	4.3

4.4	Amended and Restated Common Stock Purchase Warrant issued to Kirin Holdings Company, Limited, dated as of July 15, 2020.	S-1/A	9/21/21	4.4

4.5	Amended and Restated Common Stock Purchase Warrant issued to Mitsui & Co., Ltd, dated as of July 15, 2020.	S-1/A	9/21/21	4.5

4.6	Amended and Restated Common Stock Purchase Warrant issued to Diversified Natural Products, Inc., dated as of May 10, 2011.	S-1/A	9/21/21	4.6

4.7	Amended and Restated Common Stock Purchase Warrant issued to ELUS Holdings Corporation, dated as of May 10, 2011.	S-1/A	9/21/21	4.7

4.8	Amendment to Warrant to Purchase Common Stock, between the Registrant and Diversified Natural Products, Inc., effective May 2, 2019.	S-1/A	9/21/21	4.8

4.9	Amendment to Warrant to Purchase Common Stock, between the Registrant and ELUS Holdings Corporation, effective May 2, 2019.	S-1/A	9/21/21	4.9

10.1	Industrial Lease between Registrant and SFG Charleston Omni, LLC, dated July 28, 2021.				X

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	The following financial information from Thorne HealthTech Inc.’s Quarterly Report on Form
10-Q
	for the quarter ended September 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

*
The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THORNE HEALTHTECH, INC.

By:	/s/ Paul F. Jacobson
Name:	Paul F. Jacobson
Chief Executive Officer

By:	/s/ Scott S. Wheeler
Name:	Scott S. Wheeler
Chief Financial Officer
Date: November 10, 2021