Form 10-Q
period 2022-03-31
Thorne Healthtech, Inc.
filed 2022-05-12
CIK 1844280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-40826

THORNE HEALTHTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2877253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
152 W. 57th Street, New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (929) 251-6321

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	THRN	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of May 10, 2022 was 52,733,269.

THORNE HEALTHTECH, INC.

FORM 10-Q TABLE OF CONTENTS

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
•
our ability to maintain key certifications, such as our NSF International (NSF) Certified Facility;
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

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements are current only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THORNE HEALTHTECH, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current Assets
Cash	$31,403,174	$51,100,915
Accounts receivable, net	9,158,909	5,285,321
Related party receivables	5,909	366,590
Inventories, net	50,424,216	41,012,124
Prepaid expenses and other current assets	4,184,583	3,494,473
Total current assets	95,176,791	101,259,423

Restricted cash	4,900,000	4,900,000
Property and equipment, net	30,862,978	27,030,400
Operating lease right-of-use asset, net	17,037,892	17,836,756
Finance lease right-of-use asset	783,075	883,076
Intangible assets, net	16,742,424	6,592,316
Goodwill	16,541,041	14,440,683
Investments	1,400,000	400,000
Equity-method investments	963,685	963,685
Other assets	1,267,885	993,538
Total assets	$185,675,771	$175,299,877

THORNE HEALTHTECH, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2022	2021
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$18,042,286	$16,889,756
Accrued payroll	3,629,110	2,526,917
Other accrued expenses	1,477,320	1,144,573
Related party payable	975,344	1,634,775
Current portion of operating lease liability	2,037,520	2,633,236
Current portion of finance lease liability	403,824	413,487
Current portion of long-term debt	501,453	494,173
Total current liabilities	27,066,857	25,736,917
Long-term Liabilities
Revolving line of credit	—	—
Operating lease liability, net of current portion	27,317,015	27,605,739
Finance lease liability, net of current portion	398,578	482,544
Long-term debt, net of current portion	955,505	1,083,634
Warrant liability	2,124,485	2,058,566
Total liabilities	57,862,440	56,967,400

Commitments and Contingencies (Notes 11 and 16)

Series E convertible preferred stock; par value $0.01, 0 shares authorized as of March 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Stockholders’ Equity (Deficit)
Common stock; par value $0.01, 200,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; 52,728,814 and 52,554,214 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	527,288	525,542
Common stock, Class B; no par value, 0 shares authorized as of March 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	252,395,590	250,163,984
Accumulated deficit	(127,178,957)	(132,158,016)
Accumulated other comprehensive loss	(65,545)	—
Total stockholders’ equity —Thorne HealthTech, Inc.	125,678,376	118,531,510
Non-controlling interest	2,134,955	(199,033)
Total stockholders’ equity	127,813,331	118,332,477
Total liabilities, convertible preferred stock and stockholders’ equity	$185,675,771	$175,299,877

See accompanying notes to condensed consolidated financial statements.

THORNE HEALTHTECH, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales	$54,668,198	$44,483,740
Cost of sales	24,550,591	21,246,522
Gross profit	30,117,607	23,237,218
Operating expenses:
Research and development	1,967,666	907,170
Marketing	5,730,253	4,239,017
Selling, general and administrative	17,637,681	11,237,303
Income from operations	4,782,007	6,853,728
Other income (expense):
Interest expense, net	(30,157)	(282,645)
Guarantee fees	—	(138,864)
Change in fair value of warrant liability	(65,919)	(1,627,751)
Other income, net	57,855	—
Total other income (expense), net	(38,221)	(2,049,260)
Income before income taxes and loss from equity interests in unconsolidated affiliates	4,743,786	4,804,468
Income tax expense	32,545	40,530
Net income before loss from equity interests in unconsolidated affiliates	4,711,241	4,763,938
Loss from equity interests in unconsolidated affiliates	—	(57,448)
Net income	4,711,241	4,706,490
Net loss — non-controlling interest	(267,818)	—
Net income attributable to Thorne HealthTech, Inc.	4,979,059	4,706,490
Undistributed earnings attributable to Series E convertible preferred stockholders	—	(4,706,490)
Net income attributable to common stockholders	$4,979,059	$—

Earnings per share:
Basic	$0.09	$—
Diluted	$0.09	$—
Weighted average common shares outstanding:
Basic	52,564,779	17,650,035
Diluted	52,624,951	17,650,035

See accompanying notes to condensed consolidated financial statements.

THORNE HEALTHTECH, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$4,711,241	$4,706,490
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(65,545)	—
Total other comprehensive loss	(65,545)	—

Comprehensive income	4,645,696	4,706,490
Comprehensive loss attributable to non-controlling interests	(267,818)	—
Comprehensive income attributable to common stockholders	$4,913,514	$4,706,490

See accompanying notes to condensed consolidated financial statements.

THORNE HEALTHTECH, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

			Equity (Deficit) Attributable to Thorne Stockholders
	Convertible Preferred Stock		Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
Three Months Ended March 31, 2022:
Balance at January 1, 2022	—	$—	52,554,214	$525,542	—	$—	$250,163,984	$(132,158,016)	$—	$(199,033)	$118,332,477
Net income	—	—	—	—	—	—	—	4,979,059	—	(267,818)	4,711,241
Other comprehensive loss:
Currency translation adjustment	—	—	—	—	—	—	—	—	(65,545)	—	(65,545)
Other comprehensive loss	—	—	—	—	—	—	—	—	(65,545)	—	(65,545)
Exercise of stock options	—	—	174,600	1,746	—	—	222,194	—	—	—	223,940
Stock-based compensation	—	—	—	—	—	—	2,009,412	—	—	—	2,009,412
Issuance of ownership interest in consolidated subsidiary	—	—	—	—	—	—	—	—	—	2,601,806	2,601,806
Balance at March 31, 2022	—	$—	52,728,814	$527,288	—	$—	$252,395,590	$(127,178,957)	$(65,545)	$2,134,955	$127,813,331

Three Months Ended March 31, 2021:
Balance at January 1, 2021	27,011,500	$133,484,531	12,323,830	$123,238	—	$—	$52,451,862	$(132,964,365)	$—	$(6,447,074)	$(86,836,339)
Net loss	—	—	—	—	—	—	—	4,706,490	—	—	4,706,490
Common stock issued in exchange for remaining interest in consolidated affiliate	—	—	—	—	6,179,270	—	—	(6,447,074)	—	6,447,074	—
Stock-based compensation	—	—	—	—	—	—	510,522	—	—	—	510,522
Balance at March 31, 2021	27,011,500	$133,484,531	12,323,830	$123,238	6,179,270	$—	$52,962,384	$(134,704,949)	$—	$—	$(81,619,327)

See accompanying notes to condensed consolidated financial statements.

THORNE HEALTHTECH, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$4,711,241	$4,706,490
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,341,850	985,401
Change in fair value of warrant liability	65,919	1,627,751
Non-cash lease expense	1,573,757	1,450,595
Stock-based compensation	2,009,412	510,522
Change in inventory and receivable reserves	20,479	(104,589)
Loss from equity interests in unconsolidated affiliate	—	57,448
Change in operating assets and liabilities
Accounts receivable	(3,866,766)	(1,919,225)
Related party receivables	(167,284)	(339,643)
Related party payables	(659,431)	1,335,093
Inventories	(9,424,379)	(3,549,422)
Prepaid expenses and other assets	(964,457)	(1,219,851)
Accounts payable and accrued liabilities	2,405,354	7,109,669
Operating lease liabilities	(1,546,936)	(1,863,504)
Net cash (used in) provided by operating activities	$(4,501,241)	$8,786,735
Cash Flows from Investing Activities
Purchase of property and equipment	(1,492,540)	(589,212)
Acquisition, net of cash acquired	(14,862,287)	—
Purchase of investment in unconsolidated subsidiaries	(1,000,000)	—
Purchase of license agreements	(375,000)	—
Net cash used in investing activities	$(17,729,827)	$(589,212)
Cash Flows from Financing Activities
Payments on long-term debt and finance leases	(226,874)	(125,845)
Proceeds from issuance of ownership interest in consolidated subsidiary	2,601,806	—
Proceeds from exercise of stock options	223,940	—
Net cash provided by (used in) financing activities	$2,598,872	$(125,845)

Effect of exchange rate changes on cash and restricted cash	(65,545)	—
Net (decrease) increase in cash and restricted cash	(19,697,741)	8,071,678
Cash and restricted cash, beginning of period	56,000,915	15,262,094
Cash and restricted cash, end of period	$36,303,174	$23,333,772

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period:
Interest	$31,661	$301,660
Income taxes, net of refunds	$—	$—
Noncash Investing and Financing Activities:
Equipment acquired through finance lease obligations	$12,399	$284,551
Equipment acquired through debt obligations	$—	$817,202
Right-of-use assets obtained in exchange for lease liabilities	$—	$2,913,002
Forgiveness of obligation by acquiree as consideration for acquisition	$(527,965)	$—

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

Unaudited Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2022, and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income, condensed consolidated convertible preferred stock and stockholders’ equity (deficit), and condensed consolidated statements of cash flows for the three months ended March 31, 2022, and 2021, are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of March 31, 2022, and the results of operations and cash flows for the three months ended March 31, 2022, and 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three months ended March 31, 2022, and 2021, are also unaudited. The condensed consolidated results of operations for the three months ended March 31, 2022, are not necessarily indicative of results to be expected for the year ending December 31, 2022, nor for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021, included herein was derived from the audited consolidated financial statements as of that date.

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

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

liabilities. The Company bases its estimates on its historical experience and on assumptions that the Company believes are reasonable; however, actual results could significantly differ from those estimates.

There have been no significant changes from the significant accounting policies disclosed in the Company’s audited financial statements as of and for the year ended December 31, 2021.

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

	March 31,	December 31,
	2022	2021
iHerb, Inc.	37.3%	41.3%
Emerson Ecologics, LLC	37.3%	33.3%
Pattern Inc.	13.1%	*

* Represents less than 10%

Sales - Major customers who accounted for more than 10% of the Company’s total sales were as follows:

	Three Months Ended March 31,
	2022	2021
Pattern Inc.	32.6%	31.4%
Emerson Ecologics, LLC	10.7%	12.1%
iHerb, Inc.	10.4%	13.2%

* Represents less than 10%

In-process Research and Development

In-process research and development (IPR&D) was recorded at its fair value using a discounted cash flow model and was assigned to acquired research and development assets that were not fully developed as of the completion of the acquisition of Drawbridge Health, Inc. (the Drawbridge Transaction; see Note 4). IPR&D acquired in an asset purchase is capitalized on the Company’s balance sheet at its acquisition-date fair value if the acquired IPR&D has alternative future use. For the IPR&D acquired from the Drawbridge Transaction it was determined that the IPR&D had no alternative future use and therefore it was expensed immediately following the Drawbridge Transaction. Fair value measurement was classified as Level 3 under the fair value hierarchy.

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

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The carrying amounts of certain financial instruments, which include cash, receivables, accounts payable, and accrued expenses approximate their fair values as of March 31, 2022 and December 31, 2021 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.

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

On September 22, 2021, the Company’s Registration Statement on Form S-1, as amended, was declared effective and on September 23, 2021, the Company’s common stock began trading on the Nasdaq Global Select Market, under the ticker symbol “THRN”. On September 27, 2021, the Company closed its initial public offering (IPO) of 7,000,000 shares of common stock. Through the completion of the offering, the Company incurred $10.0 million of offering costs, which had been capitalized prior to the completion of the offering. Upon closing of the offering, the Company reclassified these amounts to additional paid-in capital, as a reduction of the offering proceeds.

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

Professional/B2B Sales: The Company sells to wholesale customers, including healthcare professionals, retail stores, and through various online sites operated by authorized resellers. Certain customers resell Company products in online marketplaces, however, no inventories are held on consignment; revenue is recognized when control of the goods is transferred to these customers which is at the time of shipment. The terms of payment over the recognized receivables from distributors are less than one year and therefore these sales do not have any significant financing components. The Company uses standard price lists in determining the transaction price, adjusted for estimates of variable consideration. Any discounts stated or implied are allocated entirely to the sole performance obligation.

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

DTC Subscription Sales: The Company offers its customers the ability to opt into recurring automatic refills on Thorne.com and on Amazon.com. Revenue is recognized under the subscription program when product is shipped to the consumer. No funds are collected at the time a consumer signs up for a subscription and the customer can cancel or modify a subscription at any

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

time at no cost to the customer. On the Thorne.com website, customers are allowed to subscribe at a frequency of monthly, every 45 days, every 2 months, every 3 months, or every 4 months. For all these frequencies, a 10% discount is offered on retail refill orders. For orders placed through Amazon.com, the discount ranges from 5% to 10% depending on the number of products to which a customer is subscribed; the average discount on Amazon for the Company’s subscriptions is approximately 6%. The Company records revenues, net of estimated discounts.

If a customer is not satisfied for any reason with a product purchased, the customer can return it to the place of purchase to receive a refund, credit, or a replacement product. The return or refund request must be submitted within 60 days of the date of purchase. The Company estimates returns and accrues for potential returns based on historical data.

There are no material differences in the Company’s revenue recognition policy between the DTC subscription program and the DTC transaction program.

The Company primarily sells to customers in the United States, but also sells in international markets. Regardless of customer location, customers are invoiced and payments are required to be made in U.S. dollars.

The Company has elected to exclude sales and use taxes for non-exempt customers from the transaction price and, therefore, sales and use taxes are excluded from revenue.

Product Returns, Sales Incentives and Other Forms of Variable Consideration

In measuring revenue and determining the consideration the Company is entitled to as part of a contract with a customer, the Company takes into account the related elements of variable consideration. Such elements of variable consideration include product return rights, discounts, rebates, volume discounts and rebates, promotional offers, and other marketing offers that may impact net sales.

For the sale of goods with a right of return, the Company only recognizes revenue for the consideration it expects to be entitled to (considering the products to be returned) and records a sales return accrual within accrued expenses for the amount it expects to credit back its customers. Given that most product returns cannot be resold to another customer, the Company does not recognize an asset in inventory, or a corresponding adjustment to cost of sales, for the right to recover goods from customers associated with the estimated returns.

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

Returns are handled on a case-by-case basis, but generally returns are accepted when the customer is unsatisfied with the product. The Company has accrued an estimate for returns related to a future period. Sales returns accrued as of March 31, 2022, and December 31, 2021, were approximately $64 thousand and $50 thousand, respectively, and reduced net sales.

The Company estimates sales incentives and other variable consideration using the expected value method. The variable consideration is included in the transaction price only to the extent that it is probable, in the Company's judgment, that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Under this method, certain forms of variable consideration are based on volumes of sales to the customer, which requires subjective estimates. These estimates are supported by historical results, as well as specific facts and circumstances related to the current period. A select few customers, because of their size, are offered a discount for early payment.

The Company also enters into transactions and makes payments to certain of its customers related to advertising, some of which involve cooperative relationships with customers. These activities can be arranged either with unrelated third parties or in conjunction with the customer. To the extent the Company receives a distinct good or service in exchange for consideration and the fair value of the benefit can be reasonably estimated, the Company’s share of the costs of these transactions (regardless of to whom they were paid) are reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company also enters into other advertising activities arranged with customers. Since these activities cannot be arranged with unrelated third parties and no distinct good or service is received in exchange for consideration, the fair value of the

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

benefit is not reasonably estimated. The Company’s share of the costs for these transactions paid to customers are reflected as a reduction in the transaction price within net sales in the accompanying condensed consolidated statements of operations.

For certain sales, the Company incurs incremental costs of obtaining the contract through the form of sales commissions. The sales commissions incurred are short-term (less than 12 months in duration) and directly correlated to the sales generated and are therefore, expensed as incurred.

The following table presents revenue disaggregated by geography, as determined by the country products were shipped to:

	Three Months Ended March 31,
	2022		2021
	Amount	Percentage of Total	Amount	Percentage of Total
Domestic	$52,516,349	96.1%	$41,879,286	94.1%
Foreign	2,151,849	3.9%	2,604,454	5.9%
Total sales	$54,668,198	100.0%	$44,483,740	100.0%

The following table presents disaggregated revenues based on sales channel:

	Three Months Ended March 31,
	2022		2021
	Amount	Percentage of Total	Amount	Percentage of Total
DTC subscription sales	$8,347,896	15.3%	$5,480,524	12.3%
DTC transaction sales	17,462,301	31.9%	13,923,476	31.3%
Professional/B2B	28,858,001	52.8%	25,079,740	56.4%
Total	$54,668,198	100.0%	$44,483,740	100.0%

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

Recent Accounting Pronouncements – Adopted

ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. In August 2020, the FASB issued this ASU to simplify the accounting for convertible instruments. This ASU also requires entities to use the if-converted method for all convertible instruments in calculating diluted earnings-per-share. This update was adopted by the Company effective January 1, 2022. The adoption did not have a material impact on its condensed consolidated financial statements.

ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force. In May 2021, the FASB issued this ASU to provide explicit guidance on accounting by issuers for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange. This update was adopted by the Company effective January 1, 2022. The adoption did not have a material impact on its condensed consolidated financial statements.

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

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the FASB issued guidance providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance, which became effective on March 12, 2020 and can be applied through December 31, 2022, has not impacted the Company’s consolidated financial statements. The Company has no contracts that reference LIBOR and does not believe the adoption of this ASU will have a material impact on its consolidated financial statements and related disclosures.

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

No other new accounting pronouncement issued or effective during the three months ended March 31, 2022, had, or is expected to have, a material impact on our condensed consolidated financial statements.

COVID-19 Pandemic and CARES Act

The full impact of the Covid-19 outbreak continues to evolve. As such, the impact of this pandemic on the Company’s financial condition is uncertain. Management is actively monitoring the impact of this virus on its financial condition, liquidity, operations, suppliers, customers, and workforce. The Company's unaudited condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (CARES) Act,” was enacted. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of employer-side Social Security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company deferred the employer portion of payroll taxes during the year ended December 31, 2020, totaling approximately $1.0 million. During the year ended December 31, 2021, the Company paid $0.5 million of the deferred payroll taxes. As of March 31, 2022 the remaining total amount of deferred was approximately $0.5 million and will be payable by December 31, 2022.

3.
Related party transactions

Transaction with Mitsui & Co., Ltd. and Kirin Holdings Company, Limited

Series E Convertible Preferred Stock Financing

On July 5, 2018, the Company issued and sold an aggregate of 27,011,500 shares of Series E convertible preferred stock to Mitsui & Co., Ltd. (Mitsui), and Kirin Holdings Company, Limited (Kirin), at a purchase price of $5.12 per share for aggregate gross proceeds of approximately $138.4 million (the Series E Financing). Immediately prior to the completion of the Company’s IPO on September 22, 2021, all outstanding shares of the Series E convertible preferred stock automatically converted on a one-to-one

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

basis into an aggregate of 27,011,500 shares of common stock. See Note 11 for additional information related to the Series E convertible preferred stock.

Kirin and Mitsui Feasibility Review Agreement

On March 19, 2019, Onegevity Health, LLC (Onegevity) entered into a feasibility review agreement (Feasibility Agreement) with Kirin and Mitsui. Entities affiliated with both Mitsui and Kirin each held more than 5% of our capital stock as of and for the years ended December 31, 2021 and 2020. Pursuant to the Feasibility Agreement, Onegevity is required to conduct a feasibility study for the successful commercialization of Onegevity’s Gutbio product (Gutbio Product) and in return each of Kirin and Mitsui paid the company $500,000 (Feasibility Payment Amount). Under the Feasibility Agreement, Kirin and Mitsui may, acting jointly, any time prior to March 19, 2022, make the decision to commercialize the Gutbio Product. If they choose to commercialize the Gutbio Product, then Onegevity is required to enter into a definitive license agreement to license the Gutbio Product to Kirin and Mitsui for their exclusive use in Japan. If they do not choose to commercialize the Gutbio Product, the Feasibility Agreement requires Onegevity to issue equity securities of Onegevity to each of Kirin and Mitsui in equal amounts in consideration for the Feasibility Payment Amount. This agreement was subsequently amended on June 8, 2021 with the Amendment Agreement extending the date of determination by one year to March 19, 2023; see ‘Kirin and Mitsui Amendment Agreement’ below.

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

Also, on July 5, 2018, the Company and Onegevity entered into a letter agreement with Kirin and Mitsui (the Onegevity Agreement) in connection with the Company’s Series E convertible stock financing which provided for certain exclusive commitments between the Company and Onegevity. Kirin and Mitsui also received a right of first negotiation with respect to any business collaboration, including with respect to Onegevity products, intellectual property, services or technology, in or with respect to Japan. The agreement also provides Kirin and Mitsui a right of first refusal over any agreement, arrangement or understanding with any third party regarding a business collaboration in the Asia Pacific region, other than Japan. This agreement does not expire. This agreement was subsequently amended on June 8, 2021 with the Amendment Agreement; see ‘Kirin and Mitsui Amendment Agreement’ below.

Kirin and Mitsui Amendment Agreement

On June 8, 2021, the Company entered into an Amendment Agreement with Kirin and Mitsui in order to amend the Feasibility Agreement, the Thorne Japan Agreement and the Onegevity Agreement. This Amendment Agreement removed the requirement from the Thorne Japan Agreement that the parties enter into separate agreements related to the exclusivity provisions discussed above and removed any provisions regarding the establishment of a joint venture in Japan. The Amendment Agreement further removed certain obsolete intercompany commitments between the Company and Onegevity, in light of the Company’s merger with Onegevity. The Amendment Agreement also amended the Onegevity Agreement to replace Onegevity with the Company as a party to the agreement. Finally, the Amendment Agreement amended the Feasibility Agreement discussed above to obligate the Company (rather than Onegevity) to issue equity securities to each of Kirin and Mitsui in the event Kirin and Mitsui elect to not commercialize the Gutbio Product by March 19, 2023. As of March 31, 2022, no equity securities have been issued related to the Feasibility Agreement or the Feasibility Payment Amount.

Kirin Juntendo Agreement

On October 16, 2020, Onegevity entered into a service agreement (Juntendo Agreement) with Juntendo University and Kirin. Pursuant to the Juntendo Agreement, we shall provide DNA analysis services for up to 600 samples and in return may receive

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

up to $129,000. During the three months ended March 31, 2022 and 2021, we recorded $0 and $8 thousand, respectively, for analysis services provided under the agreement. As of March 31, 2022 and December 31, 2021, we had no receivables outstanding from Juntendo University and Kirin, related to the service agreement.

Kirin and Mitsui Employment Secondments

The Company is party to secondment agreements with Kirin’s employee, Mr. Yasuhiro Oki, dated March 18, 2019 (Kirin Secondment Agreement), and Mitsui’s employee, Mr. Shuntaro Yamamoto, dated February 28, 2019 (Mitsui Secondment Agreement), under which they provide full-time services to Thorne and Thorne reimburses Kirin and Mitsui for such services. Under the Kirin Secondment Agreement and the Mitsui Secondment Agreement, we reimburse each of Kirin and Mitsui up to $120 thousand annually for such services.

During each of the three months ended March 31, 2022 and 2021, the Company recorded employment related expense of $21 thousand, related to the Kirin Secondment Agreement. As of each of March 31, 2022, and December 31, 2021, the Company had an associated and outstanding related party payable to Kirin of $21 thousand, related to the secondment reimbursement.

During each of the three months ended March 31, 2022 and 2021, the Company recorded employment related expense of $30 thousand, related to the Mitsui Secondment Agreement. As of each of March 31, 2022, and December 31, 2021, the Company had an associated and outstanding related party payable to Mitsui of $30 thousand, related to the secondment reimbursement.

Kirin and Mitsui Fee Letters for $4.9 Million Letter of Credit Guarantee

The Company is party to certain fee letters with Mitsui and Kirin, under which Mitsui and Kirin provide certain guarantees of certain of the Company’s obligations. On November 30, 2018, the Company entered into fee letters with Mitsui (2018 Mitsui Fee Letter) and Kirin (2018 Kirin Fee Letter), whereby both Mitsui and Kirin individually agree to guarantee half of the $4.9 million letter of credit under the Reimbursement Agreement with Sumitomo Mitsui Banking Corporation (SMBC), dated October 31, 2018 (LC Reimbursement Agreement). Under the 2018 Mitsui Fee Letter and 2018 Kirin Fee Letter, the Company is required to pay each, Mitsui and Kirin, an annual fee equal to twelve-month LIBOR, plus 300 basis points of their half of the $4.9 million guarantee.

On December 3, 2018, the Company issued an irrevocable standby letter of credit pursuant to the LC Reimbursement Agreement in the amount of $4.9 million to serve as security under the lease for the manufacturing facility in Summerville, South Carolina. The irrevocable standby letter of credit had an original expiration date of December 3, 2019 and automatic renewals until October 31, 2037.

On October 29, 2021, the Company deposited $4.9 million into a restricted interest-bearing account with SMBC to fund the standby letter of credit and release the guarantees provided by Kirin and Mitsui. As of March 31, 2022 and December 31, 2021, we have recorded the $4.9 million deposit as restricted cash in our condensed consolidated balance sheet. See Note 10 for additional information related to the standby letter of credit.

During the three months ended March 31, 2022 and 2021, the Company recorded guarantee fee expense of $0 and $40 thousand, respectively, related to the $4.9 million letter of credit guarantee.

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

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

borrowings. Under the 2021 Mitsui Fee Letter and 2021 Kirin Fee Letter, the Company is required to pay each, Mitsui and Kirin, an annual fee equal to 1.20% of their half of the $20.0 million guarantee.

During the three months ended March 31, 2022 and 2021, the Company recorded guarantee fee expense related to the $20.0 million guarantees of $0 and $99 thousand, respectively.

On October 4, 2021, the Company repaid the $20.0 million of outstanding borrowings under the 2021 Credit Agreement, plus interest accrued and unpaid on the loan through the date of repayment. Upon repayment of the outstanding borrowings under the 2021 Credit Agreement, the related Kirin and Mitsui guarantees were released and terminated. See Note 10 for additional information related to the 2021 Credit Agreement.

Kirin and Mitsui Registration Rights Agreement

The Company is party to a registration rights agreement, as amended, with certain holders of our capital stock. Under the Company’s registration rights agreement, certain holders of our capital stock, including Mitsui and Kirin, have the right to demand that we file a registration statement or request that their shares of our capital stock be covered by a registration statement that we are otherwise filing. As of and for the three months ended March 31, 2022 and 2021, the Company had incurred no costs associated with a registration or offering of shares of our common stock on behalf of Mitsui or Kirin.

Kirin and Kyowa Hakko Bio Co., Ltd. Research Agreements

The Company provides certain research services under several research contracts with Kirin and Kyowa Hakko Bio Co., Ltd., a subsidiary of Kirin. During the three months ended March 31, 2022 and 2021, the Company recognized no revenue related to these research services. As of March 31, 2022 and December 31, 2021, the Company had recorded deferred revenue of $98 thousand related to a research contract with Kirin, which has been included in other accrued expenses within the condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, there were no receivables outstanding from Kirin related to the research agreements.

Other Related Party Transactions

Merger with Onegevity

On January 6, 2021, the Company announced a merger with Onegevity. Paul Jacobson, our Chief Executive Officer, was also the Chief Executive Officer of Onegevity and owned 5,712 (4.0%) of Onegevity’s outstanding shares. The merger transaction was approved by a majority of each of our and Onegevity’s board’s independent board members. The transaction exchanged all outstanding Onegevity equity for 14.1% of the outstanding equity of the combined Thorne and Onegevity entity. This transaction increased Paul Jacobson’s ownership in the Company to 4.4% based on our common stock outstanding following the merger transaction. The transaction was completed on March 3, 2021. See Note 4 for additional information related to the Onegevity merger.

Merger with Drawbridge

On April 21, 2021, the Company entered into a Merger Agreement with Drawbridge to acquire the majority of outstanding shares of Drawbridge, a healthcare technology company. Prior to the merger, the Company owned approximately 11.2% of the outstanding shares of Drawbridge and accounted for the investment in Drawbridge as an equity method investment, as the Company determined it had significant influence over Drawbridge. The Company’s net equity investment was approximately $3.4 million as of December 31, 2020. The Company's portion of Drawbridge’s loss during 2021, up to the date of the merger, was $0.2 million. As of March 31, 2021 and immediately preceding the merger, the Company’s net equity investment was approximately $3.2 million. Under the Merger Agreement, the Company increased its ownership interest in Drawbridge by 76.3 percentage points, to a total ownership of 87.5%. The Merger Agreement called for the payment of approximately $1.4 million in cash and the assumption of certain liabilities of Drawbridge. See Note 4 for additional information related to the Drawbridge merger.

Supply Agreement with NR Therapeutics, LLC

The Company is party to an exclusive supply agreement dated June 5, 2020 with NR Therapeutics, LLC (NR Therapeutics) pursuant to which the Company purchases inventory of nicotinamide riboside (NR). Paul Jacobson, the Company’s Chief Executive Officer, is a member of NR Therapeutics board of directors, and the Company holds a 49% interest in NR

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Therapeutics. During the three months ended March 31, 2022 and 2021, the Company purchased inventory from NR Therapeutics totaling $341 thousand and $1.0 million, respectively. As of March 31, 2022 and December 31, 2021, the Company had a related party payable of $0 and $175 thousand, respectively.

Letter Agreement with Tecton Group, LLC

The Company is party to a letter agreement between the Company, Tecton Group, LLC (Tecton), Kirin and Mitsui (Tecton Letter Agreement) providing the Company with, amongst other things, a right of first offer to commercialize any Tecton product or service. The Tecton Letter Agreement also provides Kirin and Mitsui, with a right of first negotiation for any commercialization of Tecton products or services in Japan. The Company’s Chief Executive Officer, Paul Jacobson is a member of Tecton’s board of directors. During the three months ended March 31, 2022 and 2021, we paid certain fees on behalf of Tecton, totaling $0 and $474 thousand, respectively, in exchange for additional equity interest in Tecton. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding to the Company from Tecton.

Supply Agreement with Indena S.p.A.

The Company is party to a supply agreement to purchase certain inventory with Indena S.p.A. (Indena), a company focused on the development and production of active principles derived from plants, for use in the pharmaceutical and health food industries. Indena is a shareholder of the Company and as of March 31, 2022, Indena held less than 1% of the outstanding shares. During the three months ended March 31, 2022 and 2021, the Company purchased inventory from Indena totaling $2.4 million and $1.7 million, respectively. As of March 31, 2022 and December 31, 2021, the Company had a related party payable of $0.9 million and $1.4 million, respectively.

Strategic Supplier Agreement with Nutrativa LLC

The Company is party to a strategic supplier agreement dated August 2, 2018, as amended, with Nutrativa LLC (Nutrativa). As part of the strategic supplier agreement, the Company serves as Nutrativa’s contract manufacturer for Nutrativa’s Effusio product. The Company also provides support services including customer service, order processing, warehousing and fulfillment, safety and surveillance, production planning, finance, legal and regulatory, human resources, and marketing. All manufacturing and development of Nutrativa products currently reside within the Company’s facilities located in Summerville, South Carolina. Paul Jacobson, the Company’s Chief Executive Officer, is the Chief Executive Officer of Nutrativa. During the three months ended March 31, 2021, the Company recognized revenue related to the supply agreement of $15 thousand. As of December 31, 2021, the Company had recorded a related party receivable with Nutrativa of approximately $364 thousand. On February 28, 2022, the Company completed the purchase of all the outstanding membership interest of Nutrativa, LLC, a Delaware limited liability company (“Nutrativa”, or the “Nutrativa Acquisition”). See Note 4 for additional information related to the acquisition of Nutrativa.

Investment in Oova, Inc.

The Company maintains an investment in Oova, Inc. (Oova). During the three months ended March 31, 2022 and 2021, the Company recognized $3 thousand and $4 thousand, respectively, of revenue related to contractual fulfillment services that the Company provides to Oova. As of March 31, 2022, and December 31, 2021, the Company had a related party receivable with Oova of approximately $5 thousand and $2 thousand, respectively.

Other Related Party Transactions

As of March 31, 2022, and December 31, 2021, the Company had a related party payable of $43 thousand to Chief Executive Officer, Paul Jacobson.

4.
Mergers and Acquisitions

Onegevity Health LLC Merger

On January 6, 2021, the Company announced a merger with Onegevity, a health intelligence company.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of December 31, 2020 the Company’s ownership in Onegevity was approximately 50%. Since Onegevity’s inception in 2018, the Company determined that it has been the primary beneficiary of Onegevity and has accordingly consolidated the assets and liabilities of Onegevity in accordance with ASC 810, Consolidations.

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

Drawbridge Health, Inc. Merger

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

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Nutrativa LLC Acquisition

On February 28, 2022, the Company completed the purchase of all the outstanding membership interest of Nutrativa (the Nutrativa Acquisition). Nutrativa leverages proprietary two-dimensional high-speed printing technology to develop and manufacture dissolvable supplement discs. Paul Jacobson, the co-founder, CEO and director for the Company, is also the CEO of Nutrativa. A special committee of independent directors (the “Special Committee”) of the Company's Board of Directors negotiated and approved the Nutrativa Acquisition in consultation with an independent advisory firm.

The consideration provided to the unit-holders was approximately $15.390 million, comprised of $14.880 million in cash and the forgiveness of $528 thousand of amounts due to the Company at the time of the transaction (net of $18 thousand cash acquired). The Company funded the purchase with available cash on hand. Upon acquisition, Nutrativa will now be integrated into the Company. The Nutrativa Acquisition will allow the Company to utilize innovative printing technology to help address consumer needs in a green, sustainable fashion, while at the same time enabling the Company to expand its portfolio of products and services into new target markets.

We have accounted for the acquisition of Nutrativa under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The acquisition price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess recorded as goodwill (non-deductible for tax purposes). The goodwill recognized is attributable primarily to expected synergies to be realized by Nutrativa in leveraging the Company's existing manufacturing, distribution, research and development, and marketing capabilities to efficiently scale and grow the Nutrativa products and business. Estimates of fair value included in the condensed consolidated financial statements represent our best estimates and valuations. In accordance with the acquisition method of accounting, the allocation of consideration value is subject to adjustment until we finalize our analysis, within a period of time not to exceed one year after the date of acquisition, or February 28, 2023, in order to provide us with the time to complete the valuation of its assets and liabilities. As of March 31, 2022, the valuation for the acquired developed technology intangible asset remains subject to finalization.

Total transaction costs incurred by the Company were $460 thousand for the three months ended March 31, 2022. These transaction costs were expensed as incurred and are included as a component of selling, general and administrative expense within the condensed consolidated statements of operations.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table sets forth the preliminary allocation of the purchase price to Nutrativa’s identifiable tangible and intangible assets acquired and liabilities assumed, including measurement period adjustments:

Cash	$17,713
Accounts receivable, net	14,740
Inventories, net	274
Property and equipment, net	3,256,996
Intangible assets, net	10,200,000
Goodwill	2,100,358
Accounts payable	(181,913)
Other accrued expenses	(203)
Net assets acquired	$15,407,965

5.
Consolidated Variable Interest Entities

The Company consolidates variable interest entities where the Company is determined to be the primary beneficiary, under ASC 810. The Company consolidates into its consolidated financial statements two legal entities (Onegevity Health, LLC and Thorne HealthTech Asia Pte, Ltd.) in which it holds a controlling interest. The Company presents non-controlling interest as a component of stockholders’ deficit on its condensed consolidated balance sheet and reports net income (loss)--non-controlling interest in the condensed consolidated statements of operations. The Company’s acquisition or disposal of ownership interests in the variable interest entities is a reconsideration event that requires a reassessment of whether the entity continues to be a variable interest entity and whether the primary beneficiary has changed. If after making these reassessments, the primary beneficiary remains the same (i.e., a controlling financial interest is maintained), and the transaction is in the scope of ASC 810, the Company accounts for the acquisition or disposal of a non-controlling interest as an equity transaction, consistent with the principles of ASC 810-10. Any difference between the price paid and the carrying amount of the non-controlling interest is not reflected in net income, but instead reflected directly in equity.

Onegevity Health, LLC. As of January 1, 2021, the Company owned 58,252 shares of Onegevity capital stock, which equated to approximately a 50% ownership interest. After evaluating relevant factors, the Company determined that it is the primary beneficiary of Onegevity and accordingly, consolidated the assets and liabilities of Onegevity in accordance with ASC 810.

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

Thorne HealthTech Asia Pte, Ltd. On January 10, 2022, the Company entered into an agreement with Mitsui and TM HealthTech Pte. Ltd., a wholly owned subsidiary of Mitsui, to form a joint venture entity, Thorne HealthTech Asia PTE, LTD. (Thorne Asia JV), to exclusively market, distribute and sell Thorne’s products across Singapore, Hong Kong, Taiwan, Thailand, Indonesia, Malaysia, Australia, the Philippines, Vietnam, India, and New Zealand. On January 20, 2022, Thorne and Mitsui contributed approximately $2.7 million and $2.6 million, respectively, in cash and hold 51% and 49%, respectively, of the total issued share capital of Thorne Asia JV. After evaluating relevant factors, the Company determined that it is the primary beneficiary of Thorne Asia JV, as substantially all of the activities either involve, or are conducted on behalf of, the Company. Under ASC 810, the Company has consolidated Thorne HealthTech Asia Pte, Ltd. in its condensed consolidated financial statements for the three months ended March 31, 2022

The board of directors of Thorne Asia JV is composed of five directors, of which three were nominated by Thorne, and two by Mitsui. Each director is appointed for a term of office of one year and will be eligible for re-election.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Summary information for Thorne Asia JV, excluding intercompany activity with the Company, is included in the condensed consolidated balance sheets and statement of operations as follows, for the period ended March 31, 2022:

Total assets	$4,963,318
Less: Total liabilities	62,259
Net assets (liabilities)	4,901,059
Revenue	5,892
Net loss	$(371,311)
Less: Loss attributable to non-controlling interest	181,943
Net loss attributable to Thorne HealthTech, Inc.	$(189,368)

6.
Inventories, net

Inventories, net are as follows:

	March 31,	December 31,
	2022	2021
Raw materials	$29,698,093	$22,620,773
Work in process	159,407	422,196
Finished goods	20,998,853	18,413,853
Reserve for slow moving and obsolete inventory	(432,137)	(444,698)
Inventory, net	$50,424,216	$41,012,124

7.
Property and Equipment, net

Property and equipment, net are as follows:

	March 31,	December 31,
	2022	2021
Machinery and equipment	$14,130,736	$9,937,510
Furniture and fixtures	509,054	491,173
Office equipment	1,144,489	1,111,141
Leasehold improvements	19,487,519	19,431,916
Vehicles	98,282	98,282
Lab equipment	2,938,346	2,930,059
Purchased software	2,107,327	2,107,327
Internally-developed software	312,438	—
Total property and equipment	40,728,191	36,107,408
Less accumulated depreciation and amortization	(12,304,273)	(11,262,651)
In-process assets including deposits on new equipment	2,439,060	2,185,643
Property and equipment, net	$30,862,978	$27,030,400

In-process assets are stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on in-process assets until the relevant assets are completed and available for intended use.

Depreciation and amortization expense of property and equipment was $916 thousand and $576 thousand for the three months ended March 31, 2022, and 2021, respectively.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.
Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill during the three months ended March 31, 2022:

Balance as of December 31, 2021	$14,440,683
Acquisitions	2,100,358
Balance as of March 31, 2022	$16,541,041

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

In February 2022, the Company acquired all of the outstanding ownership interest of Nutrativa, which is now a wholly owned subsidiary of the Company. The Company accounted for the transaction as a business combination in accordance with ASC 805, Business Combinations, and recorded the consideration transferred and assets acquired, and liabilities assumed at their fair values, resulting in the recording of goodwill of approximately $2.1 million. See Note 4 for additional information related to the acquisition of Nutrativa.

Finite-lived Intangible Assets

Finite-lived intangible assets are as follows:

	March 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$6,500,000	$(3,818,750)	$2,681,250
Trade names	8,640,000	(6,993,334)	1,646,666
Existing technology/reformulations	13,407,923	(2,731,257)	10,676,666
Research and development formulas	800,000	(800,000)	—
License agreements	8,966,823	(7,228,981)	1,737,842
	$38,314,746	$(21,572,322)	$16,742,424

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$6,500,000	$(3,737,500)	$2,762,500
Trade names	8,640,000	(6,866,667)	1,773,333
Existing technology/reformulations	3,207,923	(2,694,590)	513,333
Research and development formulas	800,000	(800,000)	—
License agreements	8,591,822	(7,048,672)	1,543,150
	$27,739,745	$(21,147,429)	$6,592,316

The Company’s intangible assets include intangible assets acquired through the Thorne Research acquisition in 2010 and the Nutrativa acquisition in 2022. As of March 31, 2022 and December 31, 2021, the net book value of such intangible assets was approximately $15.0 million and $5.0 million, respectively. Intangible assets also include payments under license agreements related to trademarks and content, which had a net book value as of March 31, 2022 and December 31, 2021, of $1.7 million and $1.5 million, respectively.

Amortization expense totaled $425 thousand and $409 thousand for the three months ended March 31, 2022 and 2021, respectively.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9.
Investments

Heart-Tech Health, Inc.

On January 7, 2022, the Company entered into a Strategic Partnership Agreement with Heart-Tech Health, Inc. (Heart-Tech). Heart-Tech was formed by Dr. Suzanne Steinbaum, a leading holistic cardiologist, and has developed a program for women’s holistic health prevention. Together, the Company and Heart-Tech will open and operate a Thorne Lab location in New York, New York. Simultaneous to executing the Strategic Partnership Agreement with Heart-Tech, the Company made a $1.0 million investment in Heart-Tech through a simple agreement for future equity, or SAFE. During the three months ended March 31, 2022, there was no reportable activity between the Company and Heart-Tech.

10.
Debt

Long-term Debt

Long-term debt balances and associated interest rates and maturities are as follows:

	March 31, 2022	December 31, 2021
Note payable with quarterly principal and interest payments of $30,917 per quarter, with fixed interest of 6.94% and maturity August 12, 2024.	$260,307	$286,255
Note payable with quarterly principal and interest payments of $30,917 per quarter, with fixed interest of 6.94% and maturity July 15, 2023.	174,733	202,142
Note payable with quarterly principal and interest payments of $56,548 per quarter, with fixed interest of 4.89% and maturity March 20, 2025.	627,556	675,836
Note payable with quarterly principal and interest payments of $8,250 per quarter, with fixed interest of 5.44% and maturity September 10, 2026.	394,362	413,574
	1,456,958	1,577,807
Less current maturities	(501,453)	(494,173)
Long-term debt	$955,505	$1,083,634

The notes payable were issued in connection with various equipment purchases. The notes are collateralized by the original purchased equipment which had an aggregate net book value of $1.8 million as of March 31, 2022.

Credit Facilities

On February 12, 2021, the Company entered into the 2021 Credit Agreement to refinance and replace the 2020 Credit Agreement, entered into on February 14, 2020.

On October 4, 2021, the Company repaid the $20.0 million of outstanding borrowings under the 2021 Credit Agreement, plus interest accrued and unpaid on the loan through the date of repayment. Upon repayment, the 2021 Credit Agreement was terminated. The Company incurred incremental fees related to the payoff totaling $7 thousand.

The 2021 Credit Agreement was guaranteed by two significant Company stockholders, Kirin and Mitsui. Each stockholder guaranteed 50% of the total amount of the loan, or $10 million.

Under the respective 2021 Fee Letters, the Company has agreed to reimburse Mitsui and/or Kirin in cash for any amounts that Mitsui and/or Kirin pays under its respective guarantee of the 2021 Credit Agreement. However, if the Company is unable to reimburse such amounts wholly or partially to Mitsui and/or Kirin, then the Company and Mitsui and/or Kirin may agree to deem such unreimbursed amounts to be made for the Company’s benefit in consideration for its debt or equity securities on terms reasonably satisfactory to Mitsui and/or Kirin and the Company.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The guarantee fee during the period of February 14, 2020 through February 13, 2021 was calculated as 2.00% of the outstanding borrowings under the Credit Agreements, to be paid by the borrower on an annual basis. Beginning February 12, 2021, the guarantee fee was calculated as 1.20% of the outstanding borrowings under the Credit Agreements. The Company recorded $99 thousand of related expense during the three months ended March 31, 2021, which are included in the guarantee fees in the condensed consolidated statements of operations. Upon repayment of the outstanding borrowings under the 2021 Credit Agreement, the related Kirin and Mitsui guarantees were released and terminated.

Standby Letter of Credit

In 2018, an irrevocable standby letter of credit was issued by a bank on the Company’s behalf as required by the landlord of the South Carolina production facility, and guarantees were issued by related parties. The standby letter of credit was for $4.9 million and had an original expiration date of December 3, 2019, with automatic renewals until October 31, 2037. The standby letter of credit is guaranteed 50% by Kirin and Mitsui, to whom the Company pays an annual guarantee fee. Under the respective 2018 Fee Letters, the guarantee fee is based on the 12-month USD LIBOR rate, plus 3% on the amount of the guarantee. The letter of credit has an annual fee of $20 thousand.

On October 29, 2021, the Company deposited $4.9 million into a restricted interest-bearing account with SMBC to fund the standby letter of credit and release the guarantees provided by Kirin and Mitsui. The Company incurred total guarantee fee expense for the standby letter of credit for the three months ended March 31, 2021 of $40 thousand, which has been included in guarantee fees in the condensed consolidated statements of operations.

11.
Leases

The Company leases real estate, vehicle, and equipment for use in its operations. The Company’s leases generally have lease terms of one to 30 years, some of which include options to terminate, or to extend leases. The Company includes options that are reasonably certain to be exercised as part of the determination of lease terms. The Company may negotiate termination clauses in anticipation of any changes in market conditions, but generally these termination options are not exercised. Residual value guarantees are generally not included within operating leases. In addition to base rent payments, the leases may require the Company to pay directly for taxes and other non-lease components, such as insurance, maintenance and other operating expenses, which may be dependent on usage or vary month-to-month.

On January 26, 2021, the Company entered into a five-year lease agreement for 115,500 square feet within a 136,500 square foot building for the Company's fulfillment and distribution operations, located in Summerville, South Carolina. Rent was abated for the first three months while the Company installed racking, packing stations, and other required equipment, prior to the Company's shipping operations to this facility. This lease terminates in July 2026. The lease has two renewal options for three years each. The Company has funded a customary security deposit of $52 thousand upon execution of the lease, which has been recorded in other assets with our condensed consolidated balance sheets at March 31, 2022 and December 31, 2021.

On July 28, 2021, the Company entered into a lease agreement for a 360,320 square foot industrial building for the Company's finished goods warehousing and shipping operations, located in Summerville, South Carolina. The building is currently under construction and the lease will commence on the date of which the landlord completes construction of the facility and required tenant improvements, currently estimated to be during the first quarter of 2023, and will terminate upon the thirteenth anniversary of the commencement date. The lease has one renewal option for a five-year term. The lease provides for an allowance for tenant improvements of up to $1.26 million. The annual base rent for the first year will be $1.98 million and is subject to an annual escalation of 2.0% on each anniversary. The Company has funded a customary security deposit of $331 thousand upon execution of the lease which has been recorded in other assets with our condensed consolidated balance sheets at March 31, 2022 and December 31, 2021.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The balances for the operating and finance leases where the Company is the lessee are presented as follows within the condensed consolidated balance sheets:

	March 31, 2022	December 31, 2021
Operating lease:
Operating lease right-of-use assets	$17,037,892	$17,836,756

Current portion of operating lease obligations	2,037,520	2,633,236
Operating lease obligations, net of current portion	27,317,015	27,605,739
Total operating lease liabilities	$29,354,535	$30,238,975

Finance lease:
Finance right-of-use assets	$783,075	$883,076

Current portion of finance lease obligations	403,824	413,487
Finance lease obligation, net of current portion	398,578	482,544
Total finance lease liabilities	$802,402	$896,031

The components of lease expense are as follows within our condensed consolidated statement of operations:

	Three Months Ended March 31,
	2022	2021
Operating lease expense:
Operating lease cost(1)	$1,461,355	$1,232,708
Finance lease expense:
Amortization of leased assets	112,400	73,915
Interest on lease liabilities	11,588	11,300
Total lease expense	$1,585,343	$1,317,923

(1)
Includes short-term leases and variable lease costs, which are immaterial.

The weighted-average remaining lease term and weighted-average discount rate at March 31, 2022 and December 31, 2021, were as follows:

	March 31, 2022	December 31, 2021
Weighted average remaining lease term (years)
Operating leases	13.81 years	13.73 years
Finance leases	2.16 years	2.33 years
Weighted average discount rate applied
Operating leases	9.0%	9.2%
Finance leases	6.1%	6.1%

Supplemental cash flow information related to leases where the Company is the lessee is as follows:

	Three Months Ended March 31,
	2022	2021
Operating cash outflows from operating leases	$1,546,933	$1,863,504
Operating cash outflows from finance leases (interest payments)	11,588	11,300
Financing cash outflows from finance leases	106,025	76,039
Leased assets obtained in exchange for finance lease liabilities	12,399	284,551
Leased assets obtained in exchange for operating lease liabilities	—	2,913,002

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of March 31, 2022, the maturities of the operating and finance lease liabilities are as follows:

Period	Operating Leases	Finance Leases
April 1, 2022 - March 31, 2023	$4,442,202	$438,055
April 1, 2023 - March 31, 2024	3,520,374	291,284
April 1, 2024 - March 31, 2025	3,590,764	88,566
April 1, 2025 - March 31, 2026	3,571,398	51,512
April 1, 2026 - March 31, 2027	3,146,563	—
Thereafter	34,981,041	—
Total minimum lease payments	$53,252,342	$869,417
Less: imputed interest	23,897,807	67,015
Total present value of lease liabilities	$29,354,535	$802,402
Less: current portion	2,037,520	403,824
Long-term portion of lease liabilities	$27,317,015	$398,578

In 2016, the Company entered into a new lease agreement for office, warehouse and production space in Summerville, South Carolina. The Company was required to provide the landlord with a $4.9 million irrevocable letter of credit as a security deposit (see Note 10). The required security deposit may be reduced upon the attainment of certain EBITDA levels.

12.
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

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Immediately prior to the completion of the Company’s IPO on September 22, 2021, all outstanding shares of the Series E convertible preferred stock automatically converted on a one-to-one basis into an aggregate of 27,011,500 shares of common stock. As of March 31, 2022 and December 31, 2021, there were no shares of Series E convertible preferred stock outstanding.

13.
Warrants

On October 10, 2018, the Company issued to Kirin and Mitsui each 2,225,000 warrants, for a total of 4,450,000 warrants, to purchase the Company’s common stock. The warrants have an exercise price of $5.12 and an expiration date of October 11, 2028. In July 2020, each shareholder exercised 2,168,485 warrants for a total of $22.2 million in gross proceeds. As of March 31, 2022 and December 31, 2021, 113,030, of the original 4,450,000 warrants, remain outstanding. These warrants are classified as equity within the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

On June 23, 2010, the Company issued 2,532,000 warrants to a related-party stockholder, with a strike price of $6.74 and an original expiration date of June 23, 2020. In May 2019, the Board of Directors extended the term of the warrants for an additional 10 years to June 23, 2030. As of March 31, 2022 and December 31, 2021, none of the 2,532,000 warrants have been exercised and all common stock warrants remained outstanding. These warrants are classified as equity within the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021.

On May 10, 2011, the Company issued 453,455 warrants to purchase common stock to a related-party stockholder, with a strike price of $6.74 per warrant. In May 2019, the Board of Directors extended the term of the warrants for an additional 10 years to June 23, 2030. The extension was determined by management to be a modification of the warrant. Due to these warrants containing certain down-round protections, which are not associated with the underlying Company’s equity that may trigger in the event of a modification of certain other outstanding warrant instruments, the Company has classified these warrants as liabilities within the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

The warrant liability is remeasured at fair value at each reporting date and have a fair value of $2.1 million as of each of March 31, 2022 and December 31, 2021.

To calculate the fair value of the warrants, certain assumptions were made, including the fair market value of the underlying common stock, risk-free interest rate, volatility, and remaining contractual life. Changes to the assumptions could cause significant adjustments to the valuation. Due to the fact that the Company had no publicly available stock price information prior to the IPO and limited publicly available stock price information subsequent to the IPO, the expected volatility assumption was determined by examining the historical volatilities of a group of industry peers whose share prices are publicly available. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of the grant for treasury securities of similar maturity or expected term. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero.

The Black-Scholes model was used to value the liability-classified warrants. The following assumptions were used:

	March 31,	December 31,
	2022	2021
Fair market value	$6.36	$6.21
Exercise Price	$6.74	$6.74
Term	8.2	8.5
Volatility	75%	75%
Annual dividend	—	—
Risk-free interest rate	2.36%	1.48%

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The fair value of financial instruments measured on a recurring basis is as follows:

	March 31, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$2,124,485	—	—	$2,124,485

	December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$2,058,566	—	—	$2,058,566

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs:

Warrant Liability
Balance at December 31, 2021	$2,058,566
Change in fair value during the three months ended March 31, 2022	65,919
Balance at March 31, 2022	$2,124,485

14.
Stock-based Compensation

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

On January 26, 2022, in accordance with the 2021 Plan's adjustment provisions, the Company increased the share reserve by 2,627,710 shares, as registered on Form S-8 and filed with the SEC on January 26, 2022. As of March 31, 2022, there were 3,577,220 shares available for issuance under the 2021 Plan.

Stock Options

During the three months ended March 31, 2022 and 2021, there were no grants of stock options.

The following table summarizes stock option activity for the three months ended March 31, 2022:

	Options Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding as of January 1, 2022	9,699,656	$5.28	6.22	$12.3
Granted	—	-
Exercised	(174,600)	1.28
Cancelled/forfeited	—	-
Outstanding as of March 31, 2022	9,525,056	5.35	5.83	$12.5
Vested and expected to vest after March 31, 2022	9,525,056	$5.35	5.83	$12.5
Exercisable, March 31, 2022	5,516,941	$4.38	5.34	$10.9

(1)
Aggregate intrinsic value represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following information summarizes additional information on stock options outstanding as of March 31, 2022:

	Three Months Ended March 31,
	2022	2021
Weighted-average grant date fair value of stock options granted (1)	N/A	N/A
Grant date fair value of stock options vested	N/A	N/A
Intrinsic value of stock options exercised (2)	$849,327	N/A

(1)
During the three months ended March 31, 2022 and 2021, there were no options granted by the Company. During the three months ended March 31, 2021 and in connection with the Onegevity merger, the Company issued 1,959,335 options in exchange for outstanding stock options of Onegevity. As a result of the stock option exchange being determined to be materially a “like-for-like” transaction, there was no incremental stock compensation expense recorded by the Company. The Company compared the fair value of the stock options immediately before and after the exchange and determined that the exchange did not result in incremental compensation expense. These stock options issued in connection with the Onegevity merger have been excluded from the information presented for the three months ended March 31, 2021.
(2)
Shares of the Company’s common stock, traded under the symbol “THRN,” have been publicly traded since September 23, 2021, when the Company’s common stock was listed and began trading on the Nasdaq Global Select Market (the “Nasdaq”). No market for the Company’s stock existed prior to September 23, 2021. There were no stock option exercises prior to the IPO date during the three months ended March 31, 2021.

During the three months ended March 31, 2022, and 2021, the Company recorded stock-based compensation expense related to stock options of $238 thousand and $511 thousand, respectively. As of March 31, 2022, the unrecognized stock-based compensation expense related to outstanding stock options was approximately $476 thousand and is expected to be recognized as expense over approximately six months.

Restricted Stock Units

During the three months ended March 31, 2022 and 2021, there were no grants of RSUs.

The following table summarizes all RSU activity for the three months ended March 31, 2022:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding as of January 1, 2022	3,406,760	$9.82
Granted	—	—
Released	—	—
Cancelled/forfeited	(5,000)	8.40
Outstanding as of March 31, 2022	3,401,760	$9.82
Vested and expected to vest after March 31, 2022	3,401,760	$9.82

During the three months ended March 31, 2022, the Company recorded stock-based compensation expense related to RSUs of $1.8 million. There was no compensation expense related to RSUs recorded during the three months ended March 31, 2021. As of December 31, 2021, the unrecognized stock-based compensation expense related to outstanding RSUs was approximately $29.9 million and is expected to be recognized as expense over approximately 3.6 years.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes additional information related to RSUs for the periods presented:

Three Months Ended March 31,
	2022	2021
Weighted-average grant date fair value of RSUs granted (1)	N/A	N/A
Grant date fair value of RSUs vested (1)(2)	N/A	N/A
Intrinsic value of RSUs released (1)(3)	N/A	N/A

(1)
During the three months ended March 31, 2021 and in connection with the Onegevity merger, the Company issued 472,590 RSUs in exchange for outstanding profits interest units held by employees of Onegevity. As a result of the RSU exchange being determined to be materially a “like-for-like” transaction, there was no incremental stock compensation expense recorded by the Company. The Company compared the fair value of the RSUs immediately before and after the exchange and determined that the exchange did not result in incremental compensation expense. These RSUs issued in connection with the Onegevity merger have been excluded from the information presented for the three months ended March 31, 2021.
(2)
During the three months ended March 31, 2022 and 2021, there were no RSUs that vested.
(3)
During the three months ended March 31, 2022 and 2021, there were no RSUs that were released.
15.
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

Holders of Series E convertible preferred stock met the definition of participating securities, which required the Company to apply the two-class method to compute both basic and diluted net income (loss) per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed. In the event the Board of Directors declared dividends or any distributions, the available distributions would be distributed (i) first, to the Series E convertible preferred stock until such holders have received on a cumulative basis an amount per share equal to the Series E original issue price, and (ii) second, to the holders of common stock and Series E convertible preferred stock (on an as converted basis) on a pro rata, pari passu, basis. The attribution of earnings to the Series E convertible preferred stockholders was based on its contractual rights to receive dividends and, for the quarter in which they converted, the attribution was calculated using a weighted-average method. The Series E convertible preferred stock did not contractually participate in the Company’s net losses, and therefore, undistributed losses were not allocated to Series E convertible preferred stock. Immediately prior to the completion of the Company’s IPO on September 22, 2021, all outstanding shares of the Series E convertible preferred stock automatically converted on a one-to-one basis into an aggregate of 27,011,500 shares of common stock. See Note 12 for additional information related to the Series E convertible preferred stock.

The dilutive effect of stock options, warrants, and unvested nonparticipating restricted stock is based on the treasury stock method while the dilutive effect of the convertible preferred stock is based on the if-converted method. These potential common stock equivalents are only included in the calculations when their effect is dilutive. The Company presents the more dilutive of the two-class method or if-converted method as diluted net income (loss) per share during the period. For the three months ended March 31, 2021, the Company presented diluted net income per share under the two-class method.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents information necessary to calculate net income (loss) per share:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss) attributable to Thorne HealthTech, Inc.	$4,979,059	$4,706,490
Undistributed earnings attributable to Series E convertible preferred stockholders	N/A	(4,706,490)
Numerator for basic EPS—net income (loss) available to Thorne HealthTech, Inc. common stockholders (A)	4,979,059	—

Effect of dilutive securities:
Undistributed earnings attributable to Series E convertible preferred stockholders—basic	N/A	4,706,490
Undistributed earnings attributable to Series E convertible preferred stockholders—diluted	N/A	(4,706,490)
	—	—
Numerator for diluted EPS—net income (loss) available to Thorne HealthTech, Inc. common stockholders (C)	4,979,059	—

Denominator:
Denominator for basic EPS—weighted average shares (B)	52,564,779	17,650,035

Effect of dilutive securities(1):
Stock options	60,172	—
RSUs	—	—
Warrants	—	—
Dilutive potential common shares	60,172	—
Denominator for diluted EPS—adjusted weighted average common stock and common stock equivalents (D)	52,624,951	17,650,035
Basic EPS (A/B)	$0.09	$—
Diluted EPS (C/D)	$0.09	$—

(1)
Approximately 16.1 million warrants and stock-based awards were excluded from the computation of diluted EPS for the three months ended March 31, 2022, because the effect would have been anti-dilutive under the treasury stock method.
16.
Commitments and Contingencies

Royalties and Other Agreements - The Company has entered into various agreements that require future payments. The agreements call for future payments to a major hospital for use of their trademarks and tradenames in advertising the benefits of supplements and provides the Company access to research information owned by the hospital and provides for the hospital to perform clinical trials and to support the Company’s products. As of March 31, 2022, future annual minimum commitments under these agreements are as follows:

2022	$535,000
2023	562,500
Total	$1,097,500

The Company also has various royalty agreements, that are dependent on future sales. Total royalties paid during the three months ended March 31, 2022 and 2021, were $142 thousand and $155 thousand, respectively.

Other - In 2017, the Company received incentives totaling $0.8 million from Berkeley County, South Carolina, which includes certain performance obligations that must be met over the next seven years and maintained by the company for five years once attained. The grant agreement includes the potential for repayment of proceeds in whole or in part for failure to satisfy the performance obligations. As of March 31, 2022, Berkeley County has not asked for repayment of these proceeds.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

17.
Subsequent Events

Bank of America Loan Agreement

On April 8, 2022, the Company entered into a Loan Agreement with Bank of America, N.A. (BofA), with an effective date of March 31, 2022. Under the terms of the Loan Agreement, BofA will provide a revolving line of credit to the Company in the amount of $15.0 million (the Line of Credit). Under the Loan Agreement, the Company may repay principal amounts and reborrow them as necessary, up through March 31, 2027 (the Expiration Date). Outstanding borrowings under the Loan Agreement will be subject to interest at a rate equal to the Bloomberg Short-Term Bank Yield Index rate (BSBY), plus 1.50 percentage points, adjusted on the first day of each month (the Adjustment Date). Interest is calculated on the basis of a 360-day year and the actual number of days elapsed. The Company will pay interest on any outstanding borrowings beginning April 30, 2022, and then on the same day of each month thereafter, until all principal outstanding is repaid under the Loan Agreement. Should the first day of a calendar month fall on a day that is not a banking day, then the Adjustment Date shall be the first banking day immediately following thereafter. The Line of Credit is subject to an Unused Commitment Fee equal to 0.2% per year. The Unused Commitment Fee is due on May 1, 2022, and on the same day each following quarter until the expiration of the Loan Agreement.

As a sub-facility under the Line of Credit, the Lender will provide up to $6.0 million in commercial and standby letters of credit (the Letters of Credit). Any outstanding and undrawn Letters of Credit shall be reserved under the Line of Credit and such amount shall not be available for borrowings. Letters of Credit issued under the Loan Agreement are subject to BofA’s customary issuance, presentation, amendment and other processing fees, and other standard costs and charges.

All borrowings under the Loan Agreement are guaranteed by Thorne Research, Inc., a subsidiary of the Company, and secured by substantially all personal property of the company, including depository accounts, receivables, inventory, equipment, general intangibles, and other unencumbered assets.

Upon the occurrence of any default, all outstanding and unpaid amounts, including unpaid interest, fees, or costs will bear interest at a rate equal the then effective interest rate, plus 6.0 percentage points.

The Loan Agreement is subject to customary covenants, including the following financial covenants:

i.
Consolidated Total Leverage to EBITDA Ratio: maintain a consolidated Funded Debt to EBITDA not exceeding 2.5:1.0. Funded Debt is defined as all outstanding liabilities for borrowed money (including any outstanding Letters

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

of Credit) and other interest-bearing liabilities, including current and long-term debt, less the non-current portion of Subordinated Liabilities. Funded Debt shall not include operating lease liabilities.
ii.
Consolidated Fixed Charge Coverage Ratio: maintain a consolidated Fixed Charge Coverage Ratio of at least 1.25:1.0. Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (a) consolidated EBITDA, less the amount of unfinanced capital expenditures, plus rental expense for such period, to (b) the sum of Federal/state/local taxes, interest expense, lease expense, rent expense, the current portion of long term debt, the current portion of finance lease obligations, and any Restricted Payments incurred or made during the period.

The Company incurred and paid an origination loan fee at the closing on April 8, 2022, of $15 thousand.

Material Contract

On April 21, 2022, the Company entered into an Authorized Reseller Agreement (Reseller Agreement) with Pattern, Inc., (Pattern) with an effective date of April 18, 2022. The Reseller Agreement replaces and supersedes the previous reseller agreement entered into November 25, 2019. The new agreement sets forth updated terms and conditions, including pricing revisions, purchase commitments, marketing commitments and operating terms for the reselling arrangement. The Reseller Agreement has an initial term through December 31, 2022, which may be extended at the sole discretion of Pattern for two additional one-year periods. Pattern is required to provide their election to extend the Reseller Agreement for the first one-year term no later than 60 days after the effective date. Should Pattern elect to extend for the second one-year term, notice is required to be provided no later than April 1, 2023. During the months ended March 31, 2022 and 2021, Pattern represented 32.6% and 31.4% of the Company's total sales.

There were no other subsequent events requiring recognition or disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K, filed on March 16, 2022. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors.”

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

Founded in 1984, Thorne Research was a small company dedicated to being a “thorn” in the side of the traditional supplement industry by making the purest and highest quality nutritional supplements to sell to health professionals. With a vision for an unparalleled health ecosystem fueled by innovation and technology, our current Chief Executive Officer, Paul Jacobson, and his management team, acquired Thorne Research in 2010 and co-founded Onegevity. We completed our acquisition of Onegevity and combined these two complementary companies in early 2021. During the past 11 years, we have evolved to become a transformative consumer brand, trusted by more than 4,000,000 customers, 46,000 healthcare professionals, thousands of professional athletes, more than 100 professional sports teams and 12 U.S. Olympic teams.

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
•
2019-2020: Sponsorships of the U.S. Army World Class Athlete Program, UFC, USA Rugby, and Penske Racing;
•
2020-2021: Thorne HealthTech, Inc. facilitated the merger of Thorne and Onegevity; and
•
2022: Thorne HealthTech, Inc. acquires Nutrativa and announces partnership with USA Boxing.

Our revenue is generated primarily from the sale of our supplements and health tests. We have experienced significant sales growth of our supplements and health tests through the acquisition of new customers and strong customer retention.

For the three months ended March 31, 2021 and 2022:

•
we generated net sales of $44.5 million and $54.7 million, respectively, representing 22.9% year-over-year growth;
•
we generated gross profit of $23.2 million and $30.1 million, respectively, representing 52.2% and 55.1% of net sales, respectively;
•
we generated net income of $4.7 million in both periods; and

•
our Adjusted EBITDA was $8.3 million and $8.7 million, respectively.

The recent key customer metrics of our business included:

•
customer acquisition costs (CAC) of $26 and life-time value (LTV) of $158, resulting in a 6.2x LTV-to-CAC during the three months ended March 31, 2021; compared to a CAC of $27 and LTV of $169, resulting in a 6.2x LTV-to-CAC during the three months ended March 31, 2022;
•
active subscriptions of 168,483 and 265,157, as of March 31, 2021 and 2022, respectively; and
•
average orders per customer of 1.8 and 1.7 for the three months ended March 31, 2021 and 2022, respectively.

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In this Quarterly Report, we have used certain non-GAAP financial measures, including Adjusted EBITDA, Adjusted EBITDA Margin and free cash flow. These measures are derived on the basis of methodologies other than in accordance with GAAP. Non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies. We have provided a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure. These non-GAAP financial measures should be considered along with, but not as alternatives to, the operating performance measures as prescribed by GAAP.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We calculate Adjusted EBITDA as net income (loss) adjusted to exclude: interest income (expense), net; guarantee fees; other income (expense), net; provision for income taxes; depreciation and amortization expense; stock-based compensation expense; change in fair value of warrant liability; transaction costs related to mergers and acquisitions; and income/loss from equity interest in unconsolidated affiliates. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total net sales.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,
	2021	2022
EBITDA Calculation and Reconciliation
Net income	$4,706,490	$4,711,241
Depreciation and amortization	985,401	1,341,850
Interest expense, net	282,645	30,157
Income tax expense	40,530	32,545
EBITDA	$6,015,066	$6,115,793
EBITDA margin	13.5%	11.2%
Adjustments
Stock-based compensation	510,522	2,009,412
Change in fair value of warrant liability	1,627,751	65,919
Guarantee fees	138,864	—
Loss from equity interest in unconsolidated affiliates	57,448	—
Acquisition costs	—	460,411
Adjusted EBITDA	$8,349,651	$8,651,535
Adjusted EBITDA margin	18.8%	15.8%

Free Cash Flow

We define free cash flow as net cash provided by (used in) operating activities, less capital expenditures, which consist of purchases of property and equipment as well as purchase of licensing agreements. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Free cash flow may be affected in the near-to medium-term by the timing of capital investments, such as purchases of machinery, information technology and other equipment, the launch of new fulfillment centers, customer service centers and new products, fluctuations in our growth and the effect of such fluctuations on working capital and changes in our cash conversion cycle due to increases or decreases of customer and vendor payment terms as well as inventory turnover. We expect free cash flow to increase over the long term as investments made in prior years drive increased profitability. If we experience an unforeseen increase in demand, we may need to make additional capital investments in manufacturing facility expansion.

The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,
	2021	2022
Free Cash flow Calculation
Net cash provided by (used in) operating activities	$8,786,735	$(4,501,241)
Purchase of equipment	(589,212)	(1,492,540)
Purchase of licensing agreements	—	(375,000)
Free cash flow	$8,197,523	$(6,368,781)

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

LTV to CAC

We define life-time value (LTV) to customer acquisition costs (CAC) as LTV from a specific 12-month period divided by the CAC of a specific period. LTV is defined as the average gross contribution per purchasing DTC customer within a particular 12-month period divided by one less the customer retention rate (Churn Rate) during the same period. Average gross contribution is defined as the cumulative revenue from our DTC customers during a 12-month period, less the cost of goods, divided by the number of purchasing DTC customers in the same period. To arrive at the LTV for a particular period, we divide the average gross contribution by that period’s Churn Rate. CAC is defined as the total advertising and marketing expenses, less headcount expenses and associated benefit expenses, in a particular period divided by the number of customers who placed their first order during that same timeframe. We view the LTV to CAC ratio as a key indicator for marketing efficiency.

Orders per Customer

We define orders per customers as the total number of sales orders placed by our DTC customers in a given period divided by the total number of DTC customers who purchased within that same period. We view orders per customer as a key indicator of our customers’ purchasing patterns, including their initial and repeat purchase behavior, and as an indication of the desirability of our products to our customers. We expect orders per customer to remain steady or increase modestly over the long term as we continue to grow and acquire new customers and as our customers continue to demand our high-quality products.

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

Growth in Subscriptions

We offer our customers the ability to opt into recurring automatic refills on Thorne.com and Amazon. A customer can cancel or modify a subscription at any time at no cost to the customer on both platforms. On Thorne.com, customers can subscribe monthly, every 45 days, every two months, every three months, or every four months. For each ordering frequency, a discount of 10% or 20% is offered on retail refill orders, depending on the number of products to which a customer is subscribed, with an average discount of 16%. On Amazon, the discount ranges from 5% to 10% depending on the number of products to which a customer is subscribed, with an average discount of approximately 6%.

We view our growing subscription business on Thorne.com and Amazon as a key driver of profitable future sales growth. Our subscriptions grew from 61,135 at the end of 2018, to 89,178 at the end of 2019, to 155,305 at the end of 2020 and to 257,070 at the end of 2021, representing a compounded annual growth rate of 61.4%. The total number of subscriptions as of March 31, 2021, was 168,483 and as of March 31, 2022, was 265,157, representing 57.4% year-over-year growth. Subscription sales are expected to continue to grow as we continue to invest in brand awareness, innovate new products, and market the convenience and savings of our nutritional supplements and tests.

Efficiency of Spending on Advertising and Marketing

We are disciplined in measuring and managing CAC and LTV of our customers. We are consistently looking for new ways to acquire customers more efficiently, grow revenue per customers, and retain our customers for longer periods of time.

We employ a holistic, full funnel strategy that balances long term brand objectives with performance marketing goals using a mix of paid, owned, and earned media. We take a data-driven approach to managing our marketing campaigns constantly optimizing and adjusting to improve performance. At the end of the first quarter 2022, we launched a 12-week Healthy Aging brand campaign which will leverage and deploy campaign assets across connected TV, YouTube, influencers, out of home, Amazon, search, and social platforms. Despite the campaign’s orientation toward longer-term brand objectives, we anticipate seeing sales acceleration within our DTC channel and new customer acquisition post-campaign in line with the performance achieved in past campaigns, such as our Olympic "Better Health" brand campaign during the second half of 2021, which resulted in a DTC sales acceleration on our website with a 24.8% increase in average daily consumer sales and a 35.6% increase in new weekly DTC customers in the 20 weeks post-campaign, compared to the prior period.

We experience high retention, repeat purchases and low CAC, as seen by our LTV to CAC ratios of 6.2x during each of the three months ended March 31, 2021 and 2022.

Ability to Engage and Retain Our Existing Customers

Our success is impacted not only by efficient and profitable customer acquisition, but also by our ability to retain customers and encourage repeat purchases. In 2021, 51.0% of our DTC sales were generated from new, first-time purchasers versus 49.0% from existing customers. We deepen our relationships with our customers and drive retention by engaging them with digital health content and educational resources. Out of our total DTC sales during the three months ended March 31, 2022, over one-third were recurring subscription sales. We expect the growth in net sales each year to continue as we generate and grow sales from existing customers and from newly acquired customers.

Healthcare Professionals

Our network of 46,000 health professionals helps serve two key purposes. First, it allows us to distinguish our brand by offering both credibility and validation to patients at times when the industry has struggled with trust. Secondly, health professionals carry, promote and distribute our products to consumers. Based on a 2018 survey conducted with 1,188 consumers, primary care physicians were identified as the most common entry point for supplement category consumers with nearly 60% of patients looking to their primary care providers when considering which supplements to buy. Therefore, retention and expansion of our professional network is important to our strategy.

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

Operating expenses consist of

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

Fulfillment costs represent costs incurred in operating, manufacturing, staffing order fulfillment, and customer service teams, including costs attributable to buying, receiving, inspecting and warehousing inventories, picking, packaging and preparing customer orders for shipment, payment processing and related transaction costs and responding to inquiries from customers. Included within fulfillment costs are merchant processing fees charged by third parties that provide merchant processing services for credit cards.

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

Results of Operations

The following table summarizes our results of operations for each of the periods indicated:

	Three Months Ended March 31,
	2021	2022

Net sales	$44,483,740	$54,668,198
Cost of sales	21,246,522	24,550,591
Gross profit	23,237,218	30,117,607
Gross margin	52.2%	55.1%
Operating expenses:
Research and development	907,170	1,967,666
Marketing	4,239,017	5,730,253
Selling, general and administrative	11,237,303	17,637,681
Income from operations	6,853,728	4,782,007
Other income (expense):
Interest expense, net	(282,645)	(30,157)
Guarantee fees	(138,864)	—
Change in fair value of warrant liability	(1,627,751)	(65,919)
Other income (expense), net	—	57,855
Total other income (expense), net	(2,049,260)	(38,221)
Income before income taxes and loss from equity interest in unconsolidated affiliates	4,804,468	4,743,786
Income tax expense	40,530	32,545
Net income before loss from equity interest in unconsolidated affiliates	4,763,938	4,711,241
Loss from equity interest in unconsolidated affiliates	(57,448)	—
Net income	4,706,490	4,711,241
Net income — non-controlling interest	—	(267,818)
Net income attributable to Thorne HealthTech, Inc	4,706,490	4,979,059
Undistributed earnings attributable to Series E convertible preferred stockholders	(4,706,490)	—
Net income attributable to common stock—basic	$—	$4,979,059
Net income attributable to common stockholders—diluted	$—	$4,979,059
Earnings per share:
Basic	$—	$0.09
Diluted	$—	$0.09
Weighted average common shares outstanding:
Basic	17,650,035	52,564,779
Diluted	17,650,035	52,624,951

Net sales

Net sales for the three months ended March 31, 2022, increased by $10.2 million, or 22.9%, to $54.7 million, compared to $44.5 million during the three months ended March 31, 2021. Net sales were driven by continued double-digit growth across both the DTC and B2B business. Our DTC sales were $25.8 million for the three months ended March 31, 2022, compared to $19.4 million for the three months ended March 31, 2021, which represents a $6.4 million increase, or 33.0% year-over-year growth. B2B net sales for the three months ended March 31, 2022 were $28.9 million, an increase of $3.8 million, or 15.1%, over the same prior year period.

Cost of Sales and Gross Profit

The following table summarizes our cost of sales and gross profit for the periods indicated:

	Three Months Ended March 31,
	2021	2022	Change	Percent Change

Net sales	$44,483,740	$54,668,198	$10,184,458	22.9%
Cost of sales	21,246,522	24,550,591	3,304,069	15.6%
Percent of net sales	47.8%	44.9%	-290 bps	(6.0)%
Gross profit	$23,237,218	$30,117,607	$6,880,389	29.6%
Percent of net sales	52.2%	55.1%	290 bps	5.5%

Cost of sales for the three months ended March 31, 2022, increased by $3.3 million, or 15.6%, to $24.6 million, compared to $21.2 million during the three months ended March 31, 2021. This increase in cost of sales was primarily due to a 22.9% increase in net sales and associated product costs, partially offset by continued reductions in our product manufacturing costs. The increase in cost of sales was lower than the increase in revenues on a percentage basis, primarily due to lower production costs.

Gross profit for the three months ended March 31, 2022, increased by $6.9 million, or 29.6%, to $30.1 million, compared to $23.2 million during the three months ended March 31, 2021. This increase was primarily due to the increase in net sales described above and additional efficiencies in our manufacturing processes, including increased capacity, increased batch sizes and improved fixed cost leverage. Gross profit as a percentage of net sales for the three months ended March 31, 2022, was 55.1%, an increase of 290 basis points, or 5.5%, compared to the three months ended March 31, 2021.

Operating Expenses

The following table summarizes our operating expenses for periods indicated:

	Three Months Ended March 31,
	2021	2022	Change	Percent Change

Net sales	$44,483,740	$54,668,198	$10,184,458	22.9%
Operating expenses:
Research and development	907,170	1,967,666	$1,060,496	116.9%
Percent of net sales	2.0%	3.6%	160 bps	76.5%
Marketing	4,239,017	5,730,253	$1,491,236	35.2%
Percent of net sales	9.5%	10.5%	100 bps	10.0%
Stock-based compensation	510,522	2,009,412	$1,498,890	293.6%
Percent of net sales	1.1%	3.7%	250 bps	220.3%
Depreciation and amortization	985,401	1,341,850	$356,449	36.2%
Percent of net sales	2.2%	2.5%	20 bps	10.8%
Other selling, general and administrative expenses	9,741,380	14,286,419	$4,545,039	46.7%
Percent of net sales	21.9%	26.1%	420 bps	19.3%

Total operating expenses for the three months ended March 31, 2022 increased by $8.9 million, or 54.6%, to $25.3 million, compared to $16.4 million during the three months ended March 31, 2021.

Research and development expense for the three months ended March 31, 2022, increased by $1.1 million, or 116.9%, to $2.0 million, compared to $0.9 million during the three months ended March 31, 2021. The increase was primarily due to achieving the objective to increase research spending as a percent of sales to drive new product development and clinical trial investments.

Marketing expenses for the three months ended March 31, 2022, increased by $1.5 million, or 35.2%, to $5.7 million, compared to $4.2 million during the three months ended March 31, 2021. The increase was due to our investment in paid, working media as we continue with our strategy to increase brand awareness, as well as investment in creative assets to support our Health Aging campaign which will run through the second quarter of 2022.

Other selling, general and administrative expenses for the three months ended March 31, 2022, increased by $4.5 million, or 46.6%, to $14.3 million, compared to $9.7 million during the three months ended March 31, 2021. The increase in selling, general and administrative expense during the three months ended March 31, 2022, are primarily a result of the increased DTC sales activity where we incurred higher distribution costs of $1.9 million due to increased transactions and shipment volume, as well as higher credit card processing fees of $200 thousand, as a result of increased online checkout activity for our DTC customers. We also incurred nearly $1.4 million of incremental public company costs during the three months ended March 31, 2022, driven by higher D&O insurance premiums, professional and legal fees, board costs, and audit related costs. Selling, general and administrative expenses during the three months ended March 31, 2022 were also impacted by $1.1 million of incremental selling, general and administrative expenses attributable to our acquired businesses that were not present during the three months ended March 31, 2021, including Drawbridge (acquired in Q2 2021), Nutrativa (acquired in Q1 2022), and our consolidated Thorne Asia JV (formed in Q1 2022).

Other Income (Expense)

The following table summarizes our other income (expense) for the periods indicated:

	Three Months Ended March 31,
	2021	2022	Change	Percent Change

Interest expense, net	$(282,645)	$(30,157)	$252,488	(89.3)%
Percent of net sales	(0.6)%	(0.1)%	60 bps	(91.3)%
Guarantee fees	(138,864)	—	$138,864	(100.0)%
Percent of net sales	(0.3)%	0.0%	30 bps	(100.0)%
Change in fair value of warrant liability	(1,627,751)	(65,919)	$1,561,832	(96.0)%
Percent of net sales	(3.7)%	(0.1)%	350 bps	(96.7)%
Other income (expense), net	—	57,855	$57,855	100.0%
Percent of net sales	0.0%	0.1%	10 bps	100.0%

Interest expense, net for the three months ended March 31, 2022 decreased by $0.3 million, or 89.3%, to $30 thousand, compared to $0.3 million for the three months ended March 31, 2021. This decrease was primarily due to the repayment of the $20.0 million loan in October 2021.

Liquidity and Capital Resources

SMBC Revolving Credit Line

On February 14, 2020, we entered into an Uncommitted and Revolving Credit Line Agreement, by and among us as the borrower and Sumitomo Mitsui Banking Corporation (SMBC) as the lender (2020 Credit Agreement). Upon the closing of the 2020 Credit Agreement, we borrowed $20.0 million from the revolving line of credit.

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

The loan under the 2021 Credit Agreement bears interest at a per annum rate quoted by SMBC and agreed to by us when such loan is made. Interest on a loan is payable in arrears on the maturity date of such loan. Principal of a loan is due on such loan’s maturity date. We are also obligated to pay other expenses and indemnities customary for a credit facility of this size and type.

Our obligations under the 2021 Credit Agreement are guaranteed by Kirin and Mitsui. We are required to pay each guarantor an annual fee equal to 1.20% of each of their $10-million guarantees annually and upon the occurrence of any change of control in respect of our company. We recorded $99 thousand of related expense during the three months ended March 31, 2021, which are included in guarantee fees in the condensed consolidated statements of operations.

On October 4, 2021, we fully repaid the $20.0 million of outstanding borrowings, plus all accrued and unpaid interest 2021 Credit Agreement through the date of repayment. We incurred incremental fees related to the payoff totaling $7 thousand. Upon repayment of the outstanding borrowings under the 2021 Credit Agreement, the related Mitsui and Kirin guarantees were released and terminated.

Bank of America Loan Agreement

On April 8, 2022, we entered into a Loan Agreement (BofA Loan Agreement) with Bank of America, N.A. (BofA), with an effective date of March 31, 2022. Under the terms of the Loan Agreement, the BofA will provide a revolving line of credit to the Company in the amount of $15.0 million (the Line of Credit). Under the Loan Agreement, we may repay principal amounts and reborrow them as necessary, up through March 31, 2027 (the Expiration Date). Outstanding borrowings under the Loan Agreement will be subject to interest at a rate equal to the Bloomberg Short-Term Bank Yield Index rate (BSBY), plus 1.50 percentage points, adjusted on the first day of each month (the Adjustment Date). Interest is calculated on the basis of a 360-day year and the actual number of days elapsed. We will pay interest on any outstanding borrowings beginning April 31, 2022, and then on the same day of each month thereafter, until all principal outstanding is repaid under the Loan Agreement. Should the first day of a calendar month fall on a day that is not a banking day, then the Adjustment Date shall be the first banking day immediately following thereafter. The Line of Credit is subject to an Unused Commitment Fee equal to 0.2% per year. The Unused Commitment Fee is due on May 1, 2022, and on the same day each following quarter until the expiration of the Loan Agreement.

As a sub-facility under the Line of Credit, the Lender will provide up to $6.0 million in commercial and standby letters of credit (the Letters of Credit). Any outstanding and undrawn Letters of Credit shall be reserved under the Line of Credit and such amount shall not be available for borrowings. Letters of Credit issued under the Loan Agreement are subject to BofA’s customary issuance, presentation, amendment and other processing fees, and other standard costs and charges.

All borrowings under the Loan Agreement are guaranteed by our subsidiary, Thorne Research, Inc., and secured by substantially all personal property of the company, including depository accounts, receivables, inventory, equipment, general intangibles, and other unencumbered assets.

Upon the occurrence of any default, all outstanding and unpaid amounts, including unpaid interest, fees, or costs will bear interest at a rate equal the then effective interest rate, plus 6.0 percentage points.

The Loan Agreement is subject to customary covenants, including the following financial covenants:

i.
Consolidated Total Leverage to EBITDA Ratio: maintain a consolidated Funded Debt to EBITDA not exceeding 2.5:1.0. Funded Debt is defined as all outstanding liabilities for borrowed money (including any outstanding Letters of Credit) and other interest-bearing liabilities, including current and long-term debt, less the non-current portion of Subordinated Liabilities. Funded Debt shall not include operating lease liabilities.
ii.
Consolidated Fixed Charge Coverage Ratio: maintain a consolidated Fixed Charge Coverage Ratio of at least 1.25:1.0. Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (a) consolidated EBITDA, less the amount of unfinanced capital expenditures, plus rental expense for such period, to (b) the sum of Federal/state/local taxes, interest expense, lease expense, rent expense, the current portion of long term debt, the current portion of finance lease obligations, and any Restricted Payments incurred or made during the period.

The Company incurred and paid an origination loan fee at the closing on April 8, 2022, of $15,000. As of May 12, 2022, we have not drawn any amounts or initiated any borrowings and have the full $15.0 million available under the Loan Agreement.

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

To support the obligation of our subsidiary, Thorne Research, Inc., to make a security deposit under its facility lease in Summerville, South Carolina, SMBC has issued an irrevocable standby letter of credit pursuant to the LC Reimbursement Agreement in the amount of $4.9 million with an original expiration date of December 3, 2019 and automatic renewals until October 31, 2037. This letter of credit has an annual fee of $19,946. We incurred guarantee fees of $40 thousand for this letter of credit under the 2018 Mitsui Fee Letter and the 2018 Kirin Fee Letter during the three months ended March 31, 2021. These fees are included in guarantee fees in the consolidated statements of operations.

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

Net cash used in operating activities was $4.5 million for the three months ended March 31, 2022, primarily consisting of net income of $4.7 million, plus depreciation and amortization expense of $1.3 million, $2.0 million of stock-based compensation expense, non-cash lease expense of $1.6 million, the change in fair value of warrant liability of $65 thousand, as well as a $14.2 million decrease in cash due to changes in working capital amounts, primarily related to an increase in inventories of $9.4 million as we continue to build raw materials inventories to support continued sales growth and manage supply chain constraints.

Net cash provided by operating activities was $8.8 million for the three months ended March 31, 2021, primarily consisting of $4.7 million of net income adjusted for certain non-cash items, which primarily included depreciation and amortization expense of $1.0 million, $0.5 million of stock-based compensation expense, the loss from equity interest in unconsolidated affiliates of $0.1 million, non-cash lease expense of $1.5 million, change in fair value of warrant liability of $1.6 million, as well as a $0.5 million decrease in cash provided by an increase in working capital.

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

Net cash used in investing activities was $17.7 million during the three months ended March 31, 2022, primarily as a result of the acquisition of Nutrativa for $14.9 million, as well as $1.5 million in additional equipment to support our continued growth, investment in an unconsolidated subsidiary of $1.0 million, and the entry into certain licensing and research agreements with Mayo Clinic of $0.4 million.

Net cash used in investing activities was $0.6 million during the three months ended March 31, 2021, due to capital spending to support our growth.

Financing Activities

Net cash provided by financing activities was $2.6 million for the three months ended March 31, 2022, primarily consisting of gross proceeds from the issuance of ownership interest in Thorne Asia JV of $2.6 million and proceeds from employee exercises of stock options of $224 thousand, reduced by payments for finance leases of $227 thousand.

Net cash used in financing activities was $126 thousand for the three months ended March 31, 2021, due to payments for finance leases of $126 thousand.

Contractual Obligations and Commitments

We have contractual obligations in the form of noncancelable leases and equipment loans. Future minimum payments due in the next 12 months under our leases and outstanding equipment loans are $2.1 million and $0.5 million, respectively. With the completion of our IPO in September 2021, we raised $60.0 million of net proceeds. As of December 31, 2021, we had $51.1 million of unrestricted cash. During the three months ended March 31, 2022, we used $14.9 million to purchase Nutrativa and had negative free cash flow of $6.4 million during the three months ended March 31, 2022. As of March 31, 2022, we had $31.4 million of unrestricted cash.

Considering recent market conditions, including inflation, supply chain disruptions, rising interest rates, rising energy costs, the war in Ukraine, and the ongoing COVID-19 pandemic, we have reevaluated our operating cash flows and cash requirements and continue to believe that current cash balance and future cash flows from operating activities, together with the available borrowings under the BofA Loan Agreement, will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures, and contractual obligations for at least 12 months from the issuance date of the consolidated financial statements included herein.

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

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K filed on March 16, 2022, and, during the three months ended March 31, 2022, there were no material changes to those previously disclosed.

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

In the ordinary course of our business, we enter into commitments to purchase raw materials over a period of time, generally six months or less at contracted prices. As of March 31, 2022, these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. We do not utilize derivative contracts either to hedge existing risks or for speculative purposes.

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

Currency Risk

For the three months ended March 31, 2022, and 2021, we did not sell any product or services for payment in currency other than U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of disclosure controls and procedures is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under potential future conditions. Controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were not effective at a reasonable assurance level as of March 31, 2022 because of the material weakness in internal controls further discussed below. Notwithstanding the material weakness, our management, including our CEO and CFO, has concluded that our unaudited consolidated financial statements, included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Under standards established by the Public Company Accounting Oversight Board (PCAOB), a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Specifically, our management determined that, as of March 31, 2022, we have material weaknesses in each of the following components of the “Internal Control—Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission:

•
an ineffective design of certain management review controls and insufficient controls to validate the completeness and accuracy of underlying data; and
•
insufficient design of information technology general controls (“ITGCs”) in the areas of logical security access and change management in certain financially relevant systems, including adequate segregation of duties, and appropriate journal entry review.

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

However, we cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. As of March 31, 2022, the material weaknesses have not been remediated.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation of previously reported material weakness described below, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the following:

Remediation of Previously Reported Material Weakness

As described in our prior periodic filings, as of December 31, 2021, we reported a material weakness in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act) because of a material weakness in insufficient controls related to the accounting for complex, non-routine and significant and unusual transactions. Our remediation efforts began in the first quarter of 2022 and we have devoted significant efforts and resources to the remediation of the previously reported material weakness and to the improvement of our internal control over financial reporting generally. While we have processes to identify and apply accounting guidance pertaining to significant and unusual transactions, we have enhanced the design of control activities that we anticipate will better enable our understanding of the nuances of increasingly complex accounting standards and their application. In addition, we have hired additional personnel in our accounting department with technical expertise to assist in accounting for significant and unusual transactions, expanded access to accounting research databases and enhanced assessment, scoping and involvement of highly qualified consultative third party professionals regarding potentially complex accounting matters.

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

For further information regarding Legal Proceedings please see “Risk Factors—Risks Relating to our Intellectual Property—Litigation or other proceedings or third-party claims of intellectual property infringement, misappropriation or other violations may require us to spend significant time and money, and could in the future prevent us from selling our products or services or impact our stock price, any of which could have a material adverse effect,” previously described the Company’s Annual Report on Form 10-K, filed March 16, 2022.

Item 1A. Risk Factors

See the risk factors previously described the Company’s Annual Report on Form 10-K, filed March 16, 2022.

Supplemental Risk Factor

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by Russia’s ongoing war with Ukraine.

Russia’s invasion of Ukraine has negatively affected the global economy. Financial and economic sanctions imposed on certain industry sectors and parties in Russia by the U.S., United Kingdom and European Union, as well as potential retaliatory actions by Russia, could also have a negative impact on the global economy. Although our operations in Russia and Ukraine are not material to our financial results, the broader consequences of this conflict, including rising energy prices and shortages of and increased costs for food, goods and services and transportation or further escalation in adjacent areas could have negative downstream effects on our business and operations. Further expansion or escalation of military confrontations or related geopolitical tensions, including increased restrictions on global trade, could result in, among other things, lower travel demand, cyberattacks, terrorist activities, supply disruptions and changes to foreign currency exchange rates and constraints, volatility or disruption in financial markets, any of which may adversely affect the global economy and our business. In addition, the effects of the ongoing war could intensify or otherwise affect many of our other risk factors that are included in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 16, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated September 27, 2021.	10-Q	11/10/21	3.1
3.2	Amended and Restated Bylaws of the Registrant, dated September 27, 2021.	10-Q	11/10/21	3.2
4.1	Fourth Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated July 5, 2018.	S-1/A	9/21/21	4.1
4.2	Fourth Amended and Restated Stockholders Agreement by and among the Registrant and certain of its stockholders, dated July 5, 2018.	S-1	7/16/21	4.2
4.3	Specimen common stock certificate of the Registrant.	S-1	7/16/21	4.3
4.4	Amended and Restated Common Stock Purchase Warrant issued to Kirin Holdings Company, Limited, dated as of July 15, 2020.	S-1/A	9/21/21	4.4
4.5	Amended and Restated Common Stock Purchase Warrant issued to Mitsui & Co., Ltd, dated as of July 15, 2020.	S-1/A	9/21/21	4.5
4.6	Amended and Restated Common Stock Purchase Warrant issued to Diversified Natural Products, Inc., dated as of May 10, 2011.	S-1/A	9/21/21	4.6
4.7	Amended and Restated Common Stock Purchase Warrant issued to ELUS Holdings Corporation, dated as of May 10, 2011.	S-1/A	9/21/21	4.7
4.8	Amendment to Warrant to Purchase Common Stock, between the Registrant and Diversified Natural Products, Inc., effective May 2, 2019.	S-1/A	9/21/21	4.8
4.9	Amendment to Warrant to Purchase Common Stock, between the Registrant and ELUS Holdings Corporation, effective May 2, 2019.	S-1/A	9/21/21	4.9
10.1	Loan Agreement, dated March 31, 2022, between Thorne HealthTech, Inc., as borrower, and Bank of America N.A., as lender.	8-K	4/12/22	10.1
10.2	Security Agreement, dated March 31, 2022, between Thorne HealthTech, Inc. and Thorne Research, Inc., as pledgor, and Bank of America, N.A.	8-K	4/12/22	10.2
10.3	Continuing and Unconditional Guaranty, dated March 31, 2022, by Thorne Research, Inc., as guarantor.	8-K	4/12/22	10.3
10.4	Authorized Reseller Agreement between Registrant and Pattern, Inc., dated April 21, 2022.				X
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101

The following financial information from Thorne HealthTech Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

THORNE HEALTHTECH, INC.

By:	/s/ Paul F. Jacobson
Name:	Paul F. Jacobson
Chief Executive Officer

By:	/s/ Bryan K. Conley
Name:	Bryan K. Conley
Chief Financial Officer

Date: May 12, 2022