Form 10-Q
period 2022-09-30
Thorne Healthtech, Inc.
filed 2022-11-10
CIK 1844280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of November 8, 2022 was 52,841,462.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thorne HealthTech, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$22,508,492	$51,100,915
Accounts receivable, net	13,411,032	5,285,321
Related party receivables	9,450	366,590
Inventories, net	60,875,809	41,012,124
Prepaid expenses and other current assets	2,464,475	3,494,473
Total current assets	99,269,258	101,259,423

Restricted cash	4,900,000	4,900,000
Property and equipment, net	32,868,069	27,030,400
Operating lease right-of-use assets, net	17,716,629	17,836,756
Finance lease right-of-use assets	641,853	883,076
Intangible assets, net	15,608,266	6,592,316
Goodwill	16,541,041	14,440,683
Investments	1,400,000	400,000
Equity-method investments	1,063,716	963,685
Other related party receivables	152,424	—
Other assets	1,046,951	993,538
Total assets	$191,208,207	$175,299,877

Thorne HealthTech, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(unaudited)
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities
Accounts payable	$19,171,370	$16,889,756
Accrued payroll	3,021,403	2,526,917
Other accrued expenses	1,941,968	1,144,573
Related party payable	1,730,007	1,634,775
Current portion of operating lease liabilities	2,228,088	2,633,236
Current portion of finance lease liabilities	361,514	413,487
Current portion of long-term debt	516,345	494,173
Total current liabilities	28,970,695	25,736,917
Long-term Liabilities
Operating lease liabilities, net of current portion	27,827,347	27,605,739
Finance lease liabilities, net of current portion	301,773	482,544
Long-term debt, net of current portion	693,554	1,083,634
Warrant liability	1,491,660	2,058,566
Total liabilities	59,285,029	56,967,400

Commitments and Contingencies (Notes 11 and 16)

Series E convertible preferred stock; par value $0.01, 0 shares authorized as of September 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Stockholders’ Equity
Common stock; par value $0.01, 200,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 52,812,379 and 52,554,214 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	528,124	525,542
Common stock, Class B; no par value, 0 shares authorized as of September 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	258,951,528	250,163,984
Accumulated deficit	(129,031,046)	(132,158,016)
Accumulated other comprehensive loss	(332,141)	—
Total stockholders’ equity —Thorne HealthTech, Inc.	130,116,465	118,531,510
Non-controlling interests	1,806,713	(199,033)
Total stockholders’ equity	131,923,178	118,332,477
Total liabilities, convertible preferred stock and stockholders’ equity	$191,208,207	$175,299,877

See accompanying notes to condensed consolidated financial statements.

Thorne HealthTech, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$58,419,270	$48,009,678	$169,155,294	$135,383,383
Cost of sales	30,239,482	22,469,952	79,494,367	63,710,703
Gross profit	28,179,788	25,539,726	89,660,927	71,672,680
Operating expenses:
Research and development	1,814,972	2,236,913	5,526,450	4,279,854
Marketing	4,510,223	10,792,331	27,507,937	20,077,293
Selling, general and administrative	18,339,657	13,430,325	54,482,948	37,001,465
Write-off of acquired Drawbridge in-process research and development	—	—	—	1,563,015
Income (loss) from operations	3,514,936	(919,843)	2,143,592	8,751,053
Other income (expense), net:
Interest income (expense), net	33,673	(29,089)	(27,998)	(392,990)
Guarantee fees	—	(141,949)	—	(421,220)
Change in fair value of warrant liability	37,926	2,212,554	566,906	902,528
Loss on Drawbridge Transaction	—	—	—	(165,998)
Other income (expense), net	391	39,473	44,485	77,616
Total other income (expense), net	71,990	2,080,989	583,393	(64)
Income before income taxes and gain (loss) from equity interests in unconsolidated affiliates	3,586,926	1,161,146	2,726,985	8,750,989
Income tax expense	—	78,914	207,098	122,452
Net income before gain (loss) from equity interests in unconsolidated affiliates	3,586,926	1,082,232	2,519,887	8,628,537
Gain (loss) from equity interests in unconsolidated affiliates	(14)	(131,390)	11,023	(3,304,496)
Net income	3,586,912	950,842	2,530,910	5,324,041
Net loss — non-controlling interests	(151,704)	(77,945)	(596,060)	(323,006)
Net income attributable to Thorne HealthTech, Inc.	3,738,616	1,028,787	3,126,970	5,647,047
Undistributed earnings attributable to Series E convertible preferred stockholders	—	553,078	—	5,171,338
Net income attributable to common stockholders	$3,738,616	$475,709	$3,126,970	$475,709

Earnings per share:
Basic	$0.07	$0.02	$0.06	$0.02
Diluted	$0.07	$0.01	$0.06	$0.01
Weighted average common shares outstanding:
Basic	52,742,926	21,212,668	52,680,422	19,032,403
Diluted	52,742,926	51,222,522	52,921,051	50,327,893

See accompanying notes to condensed consolidated financial statements.

Thorne HealthTech, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$3,586,912	$950,842	$2,530,910	$5,324,041
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(145,941)	—	(332,141)	—
Total other comprehensive loss	(145,941)	—	(332,141)	—

Comprehensive income	3,440,971	950,842	2,198,769	5,324,041
Comprehensive loss attributable to non-controlling interests	(151,704)	(77,945)	(596,060)	(323,006)
Comprehensive income attributable to Thorne HealthTech, Inc.	$3,592,675	$1,028,787	$2,794,829	$5,647,047

See accompanying notes to condensed consolidated financial statements.

Thorne HealthTech, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

	Equity Attributable to Thorne Stockholders
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders’ Equity
Three Months Ended September 30, 2022:
Balance at July 1, 2022	52,733,269	$527,333	$255,557,384	$(132,769,662)	$(186,200)	$1,958,417	$125,087,272
Net income (loss)	—	—	—	3,738,616	—	(151,704)	3,586,912
Other comprehensive loss:
Currency translation adjustment	—	—	—	—	(145,941)	—	(145,941)
Other comprehensive loss	—	—	—	—	(145,941)	—	(145,941)
Exercise of stock options	79,110	791	139,519	—	—	—	140,310
Stock-based compensation	—	—	3,254,625	—	—	—	3,254,625
Balance at September 30, 2022	52,812,379	$528,124	$258,951,528	$(129,031,046)	$(332,141)	$1,806,713	$131,923,178

			Equity (Deficit) Attributable to Thorne Stockholders
	Convertible Preferred Stock		Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity (Deficit)
Three Months Ended September 30, 2021:
Balance at July 1, 2021	27,011,500	$133,484,531	12,323,830	$123,238	6,179,270	$—	$52,986,527	$(134,793,179)	$(35,469)	$(81,718,883)
Conversion of all shares of Class B common stock to common stock	—	—	6,179,270	61,793	(6,179,270)	—	(61,793)	—	—	—
Conversion of Series E convertible preferred stock to common stock	(27,011,500)	(133,484,531)	27,011,500	270,115	—	—	133,214,416	—	—	133,484,531
Issuance of common stock in September 2021 initial public offering (IPO) at $10.00 per share, net of issuance costs of $10,031,797	—	—	7,000,000	70,000	—	—	59,898,203			59,968,203
Net income (loss)	—	—	—	—	—	—	—	1,028,787	(77,945)	950,842
Stock-based compensation	—	—	—	—	—	—	890,527	—	—	890,527
Balance at September 30, 2021	—	$—	52,514,600	$525,146	—	$—	$246,927,880	$(133,764,392)	$(113,414)	$113,575,220

Thorne HealthTech, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

	Equity Attributable to Thorne Stockholders
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders’ Equity
Nine Months Ended September 30, 2022:
Balance at January 1, 2022	52,554,214	$525,542	$250,163,984	$(132,158,016)	$—	$(199,033)	$118,332,477
Net income (loss)	—	—	—	3,126,970	—	(596,060)	2,530,910
Other comprehensive loss:
Currency translation adjustment	—	—	—	—	(332,141)	—	(332,141)
Other comprehensive loss	—	—	—	—	(332,141)	—	(332,141)
Exercise of stock options	258,165	2,582	381,671	—	—	—	384,253
Stock-based compensation	—	—	8,405,873	—	—	—	8,405,873
Issuance of ownership interest in consolidated subsidiary	—	—	—	—	—	2,601,806	2,601,806
Balance at September 30, 2022	52,812,379	$528,124	$258,951,528	$(129,031,046)	$(332,141)	$1,806,713	$131,923,178

			Equity (Deficit) Attributable to Thorne Stockholders
	Convertible Preferred Stock		Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity (Deficit)
Nine Months Ended September 30, 2021:
Balance at January 1, 2021	27,011,500	$133,484,531	12,323,830	$123,238	—	$—	$52,451,862	$(132,964,365)	$(6,447,074)	$(86,836,339)
Common stock issued in exchange for remaining interest in consolidated affiliate	—	—	—	—	6,179,270	—	—	(6,447,074)	6,447,074	—
Conversion of all shares of Class B common stock to common stock	—	—	6,179,270	61,793	(6,179,270)	—	(61,793)	—	—	—
Conversion of Series E convertible preferred stock to common stock	(27,011,500)	(133,484,531)	27,011,500	270,115	—	—	133,214,416	—	—	133,484,531
Issuance of common stock in September 2021 IPO at $10.00 per share, net of issuance costs of $10,031,797	—	—	7,000,000	70,000	—	—	59,898,203	—	—	59,968,203
Net income (loss)	—	—	—	—	—	—	—	5,647,047	(323,006)	5,324,041
Non-controlling interest in acquired subsidiary	—	—	—	—	—	—	—	—	209,592	209,592
Stock-based compensation	—	—	—	—	—	—	1,425,192	—	—	1,425,192
Balance at September 30, 2021	—	$—	52,514,600	$525,146	—	$—	$246,927,880	$(133,764,392)	$(113,414)	$113,575,220
See accompanying notes to condensed consolidated financial statements.

Thorne HealthTech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$2,530,910	$5,324,041
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,438,607	3,329,145
Change in fair value of warrant liability	(566,906)	(902,528)
Non-cash lease expense	2,811,428	4,897,207
Stock-based compensation	8,405,873	1,425,192
Non-cash interest expense	2,570	—
Change in inventory and receivable reserves	120,503	65,484
(Gain) loss from equity interests in unconsolidated affiliates	(11,023)	3,304,496
Loss on Drawbridge Transaction	—	165,998
Write-off of acquired Drawbridge in-process research and development	—	1,563,015
Other non-cash	(39,062)	—
Change in operating assets and liabilities
Accounts receivable	(8,042,351)	(3,296,652)
Related party receivables	204,716	(563,291)
Related party payables	95,232	307,226
Inventories	(20,061,241)	(9,732,333)
Prepaid expenses and other assets	999,715	(3,164,633)
Accounts payable and accrued liabilities	2,863,414	8,211,866
Operating lease liabilities	(2,553,593)	(4,794,134)
Net cash provided by (used in) operating activities	(8,801,208)	6,140,099
Cash Flows from Investing Activities
Purchase of property and equipment	(5,233,668)	(2,124,385)
Acquisition of Nutrativa, net of cash acquired	(14,862,287)	—
Acquisition of Drawbridge Health assets, net of cash acquired	—	(1,412,279)
Purchase of investment in unconsolidated subsidiary	(1,000,000)	—
Purchase of license agreements	(562,500)	(562,958)
Net cash used in investing activities	(21,658,455)	(4,099,622)
Cash Flows from Financing Activities
Proceeds from issuance of common stock in IPO	—	70,000,000
Payments on long-term debt and finance leases	(680,677)	(580,049)
Debt issuance costs	(25,700)	—
Common stock issuance costs	—	(10,031,797)
Proceeds from issuance of ownership interest in consolidated subsidiary	2,601,806	—
Proceeds from exercise of stock options	303,952	—
Net cash provided by financing activities	2,199,381	59,388,154

Effect of exchange rate changes on cash and restricted cash	(332,141)	—
Net increase (decrease) in cash and restricted cash	(28,592,423)	61,428,631
Cash, cash equivalents and restricted cash, beginning of period	56,000,915	15,262,094
Cash, cash equivalents and restricted cash, end of period	$27,408,492	$76,690,725

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period:
Interest	$107,947	$395,522
Income taxes, net of refunds	$642,372	$192,618
Noncash Investing and Financing Activities:
Equipment acquired through finance lease obligations	$99,989	$420,361
Equipment acquired through debt obligations	$—	$1,274,601
Right-of-use assets obtained in exchange for lease liabilities	$2,350,089	$2,913,002
Proceeds from exercise of stock options included within change in operating assets	$80,301	$—
Conversion of Series E convertible preferred stock to common stock	$—	$133,484,531
Conversion of Class B common stock to common stock	$—	$61,793

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

Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income and the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021, are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of September 30, 2022 and the results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and nine months ended September 30, 2022 and 2021, are also unaudited. The condensed consolidated results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of results to be expected for the year ending December 31, 2022, nor for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021, included herein was derived from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed on March 16, 2022.

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

There have been no significant changes from the significant accounting policies disclosed in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, other than the timing change of the annual goodwill impairment analysis as described below.

Goodwill

The Company evaluates goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset may be impaired. In the third quarter of 2022, the Company voluntarily changed its annual goodwill impairment testing date from December 31st to October 1st. The change in the annual goodwill impairment testing date is a change in accounting principle, which management believes is preferable, as the new date of the assessment better aligns with the reporting timeline for public companies following the Company’s recent IPO. The change in accounting principle was applied prospectively from September 30, 2022, as retrospective application was deemed impracticable. This change was immaterial to the Company’s condensed consolidated financial statements as it did not delay, accelerate or avoid any potential goodwill impairment charge.

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

	September 30,	December 31,
	2022	2021
iHerb, Inc.	26.1%	41.3%
Emerson Ecologics, LLC	15.8%	33.3%
Pattern Inc.	12.6%	*

* Represents less than 10%

Sales - Major customers who accounted for more than 10% of the Company’s total net sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pattern Inc.	33.6%	25.4%	33.9%	27.3%
Emerson Ecologics, LLC	*	*	*	10.7%
iHerb, Inc.	*	17.0%	*	15.9%

* Represents less than 10%

In-process Research and Development

In-process research and development (IPR&D) was recorded at its fair value using a discounted cash flow model and was assigned to acquired research and development assets that were not fully developed as of the completion of the acquisition of Drawbridge Health, Inc. (the Drawbridge Transaction; see Note 4). IPR&D acquired in an asset purchase is capitalized on the Company’s condensed consolidated balance sheets at its acquisition-date fair value if the acquired IPR&D has alternative future use. For the IPR&D acquired from the Drawbridge Transaction it was determined that the IPR&D had no alternative future use, and therefore, it was expensed immediately following the Drawbridge Transaction. Fair value measurement was classified as Level 3 under the fair value hierarchy.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The carrying amounts of certain financial instruments, which include cash and cash equivalents, receivables, accounts payable and accrued expenses approximate their fair values as of September 30, 2022 and December 31, 2021 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.

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

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

DTC Subscription Sales: The Company offers its customers the ability to opt into recurring automatic refills on Thorne.com and Amazon.com. Revenue is recognized under the subscription program when product is shipped to the consumer. No funds are collected at the time a consumer signs up for a subscription and the customer can cancel or modify a subscription at any time at no cost to the customer. On the Thorne.com website, customers are allowed to subscribe at a frequency of monthly, every 45 days, every 2 months, every 3 months, or every 4 months. For all these frequencies, a 10% discount is offered on retail refill orders. For orders placed through Amazon.com, the discount ranges from 5% to 10% depending on the number of products to which a customer is subscribed; the average discount on Amazon.com for the Company’s subscriptions is approximately 6%. The Company records revenues, net of estimated discounts.

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

Returns are handled on a case-by-case basis, but generally returns are accepted when the customer is unsatisfied with the product. The Company has accrued an estimate for returns related to a future period. Sales returns accrued as of September 30, 2022 and December 31, 2021, were $0.1 million and recorded as a reduction to net sales within the condensed consolidated statements of operations.

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

The following table presents disaggregated revenues by geography, as determined by the country products were shipped to:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
Domestic	$55,373,507	94.8%	$44,651,461	93.0%	$160,432,504	94.8%	$127,376,553	94.1%
Foreign	3,045,763	5.2%	3,358,217	7.0%	8,722,790	5.2%	8,006,830	5.9%
Net sales	$58,419,270	100.0%	$48,009,678	100.0%	$169,155,294	100.0%	$135,383,383	100.0%

The following table presents disaggregated revenues based on sales channel:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
DTC subscription sales	$9,989,873	17.1%	$6,245,035	13.0%	$28,005,302	16.6%	$17,271,587	12.8%
DTC transaction sales	16,985,347	29.1%	12,076,469	25.2%	53,662,629	31.7%	37,486,115	27.7%
Professional/B2B	31,444,050	53.8%	29,688,174	61.8%	87,487,363	51.7%	80,625,681	59.5%
Net sales	$58,419,270	100.0%	$48,009,678	100.0%	$169,155,294	100.0%	$135,383,383	100.0%

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act, was enacted. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of employer-side Social Security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property. The Company deferred the employer portion of payroll taxes during the year ended December 31, 2020, totaling $1.0 million. During the year ended December 31, 2021, the Company paid $0.5 million of the deferred payroll taxes. As of September 30, 2022 there are remaining deferred payroll taxes of $0.5 million which are payable by December 31, 2022.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

3.
Related party transactions

Transaction with Mitsui & Co., Ltd. and Kirin Holdings Company, Limited

Series E Convertible Preferred Stock Financing

On July 5, 2018, the Company issued and sold an aggregate of 27,011,500 shares of Series E convertible preferred stock to Mitsui & Co., Ltd. (Mitsui) and Kirin Holdings Company, Limited (Kirin), at a purchase price of $5.12 per share for aggregate gross proceeds of $138.4 million (the Series E Financing). Immediately prior to the completion of the Company’s IPO on September 22, 2021, all outstanding shares of the Series E convertible preferred stock automatically converted on a one-to-one basis into an aggregate of 27,011,500 shares of common stock. See Note 12 for additional information related to the Series E convertible preferred stock.

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

Kirin and Mitsui Letter Agreements

On July 5, 2018, the Company entered into a letter agreement with Kirin and Mitsui (the Thorne Japan Agreement) in connection with the Company’s Series E convertible preferred stock financing which designates Kirin and Mitsui as the Company’s exclusive strategic partners in Japan, including with respect to the commercialization in Japan of any products and services designed, developed, manufactured, marketed, provided, licensed, sold or bought by the Company from time to time. This agreement further appoints Kirin and Mitsui as the exclusive marketers and distributors of the Company’s products in Japan and provides Kirin and Mitsui with the exclusive right to conduct research and development activities related to the Company’s products in Japan, as well as manage any regulatory approvals required to market or distribute the Company’s products in Japan. This agreement also provides Kirin and Mitsui with an exclusive right of first negotiation with respect to the marketing of the Company’s products in any country in Asia, including China, Association of Southeast Asian Nations (ASEAN) member countries, Australia, New Zealand and any other countries in which Kirin and Mitsui have an interest. This agreement expires on July 5, 2028. This agreement was subsequently amended on June 8, 2021 with the Amendment Agreement; see ‘Kirin and Mitsui Amendment Agreement’ below.

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

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Kirin and Mitsui Amendment Agreement

On June 8, 2021, the Company entered into an Amendment Agreement with Kirin and Mitsui to amend the Feasibility Agreement, the Thorne Japan Agreement and the Onegevity Agreement. This Amendment Agreement removed the requirement from the Thorne Japan Agreement that the parties enter into separate agreements related to the exclusivity provisions discussed above and removed any provisions regarding the establishment of a joint venture in Japan. The Amendment Agreement further removed certain obsolete intercompany commitments between the Company and Onegevity, in light of the Company’s merger with Onegevity. The Amendment Agreement also amended the Onegevity Agreement to replace Onegevity with the Company as a party to the agreement. Finally, the Amendment Agreement amended the Feasibility Agreement discussed above to obligate the Company (rather than Onegevity) to issue equity securities to each of Kirin and Mitsui in the event Kirin and Mitsui elect to not commercialize the Gutbio Product by March 19, 2023. As of September 30, 2022, no equity securities have been issued related to the Feasibility Agreement or the Feasibility Payment Amount.

Kirin Juntendo Agreement

On October 16, 2020, Onegevity entered into a service agreement (Juntendo Agreement) with Juntendo University and Kirin. Pursuant to the Juntendo Agreement, the Company agreed to provide DNA analysis services for up to 600 samples and in return may receive up to $129 thousand. During the three and nine months ended September 30, 2022, the Company recorded analysis services provided under the agreement of $16 thousand and $32 thousand, respectively (three and nine months ended September 30, 2021—$0 and $15 thousand, respectively). As of September 30, 2022 and December 31, 2021, the Company had no associated related party receivable related to the service agreement.

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

During the three and nine months ended September 30, 2022, the Company recorded employment-related expenses of $21 thousand and $63 thousand, respectively, related to the Kirin Secondment Agreement (three and nine months ended September 30, 2021—$21 thousand and $63 thousand, respectively). As of September 30, 2022 and December 31, 2021, the Company had an associated related party payable to Kirin of $21 thousand related to the secondment reimbursement.

During the three and nine months ended September 30, 2022, the Company recorded employment-related expenses of $30 thousand and $90 thousand, respectively, related to the Mitsui Secondment Agreement (three and nine months ended September 30, 2021—$30 thousand and $90 thousand, respectively). As of September 30, 2022 and December 31, 2021, the Company had an associated related party payable to Mitsui of $30 thousand related to the secondment reimbursement.

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

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On February 12, 2021, in connection with entering into the Uncommitted and Revolving Credit Line Agreement with SMBC, dated February 12, 2021 (2021 Credit Agreement), the Company entered into new fee letters with Mitsui (2021 Mitsui Fee Letter) and Kirin (2021 Kirin Fee Letter), whereby both Mitsui and Kirin individually agreed to guarantee half of the $20.0 million of borrowings. Under the 2021 Mitsui Fee Letter and 2021 Kirin Fee Letter, the Company is required to pay each, Mitsui and Kirin, an annual fee equal to 1.20% of their half of the $20.0 million guarantee. During the three and nine months ended September 30, 2021, the Company recorded guarantee fee expense related to the $20.0 million guarantees of $0.1 million and $0.3 million, respectively.

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

On December 3, 2018, the Company issued an irrevocable standby letter of credit pursuant to the LC Reimbursement Agreement in the amount of $4.9 million to serve as security under the lease for the manufacturing facility in Summerville, South Carolina. The irrevocable standby letter of credit had an original expiration date of December 3, 2019 and automatic renewals until October 31, 2037. During each of the three and nine months ended September 30, 2021, the Company recorded guarantee fee expense of $0.1 million related to the $4.9 million letter of credit guarantee.

On October 29, 2021, the Company deposited $4.9 million into a restricted interest-bearing account with SMBC to fund the standby letter of credit and release the guarantees provided by Kirin and Mitsui. As of September 30, 2022 and December 31, 2021, the $4.9 million deposit is recorded as restricted cash within the condensed consolidated balance sheets. See Note 10 for additional information related to the standby letter of credit.

Kirin Client Research Services Agreement

On November 1, 2021, the Company entered into a feasibility review agreement with Kirin to provide research services. During the three and nine months ended September 30, 2022, the Company recognized $13 thousand and $39 thousand, respectively, related to these research services. As of September 30, 2022, the Company had no related party receivable related to these research services.

Kirin and Kyowa Hakko Bio Co., Ltd. Research Agreements

The Company provides certain research services under several research contracts with Kirin and Kyowa Hakko Bio Co., Ltd., a subsidiary of Kirin. During the three and nine months ended September 30, 2022, the Company recognized $0 and $0.1 million, respectively, in revenue related to these research services. This was previously recorded as deferred revenue as of December 31, 2021, and included in other accrued expenses within the condensed consolidated balance sheets.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Other Related Party Transactions

Registration Rights Agreement

The Company is a party to a registration rights agreement, as amended, with certain holders of the Company’s capital stock. Under the Company’s registration rights agreement, certain holders of the Company’s capital stock, have the right to demand that the Company files a registration statement or request that their shares of the Company’s capital stock be covered by a registration statement that the Company is otherwise filing. During the three and nine months ended September 30, 2022, the Company had incurred no costs associated with a registration or offering of shares of the Company’s common stock.

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

Merger with Drawbridge

On April 21, 2021, the Company entered into a Merger Agreement with Drawbridge to acquire the majority of outstanding shares of Drawbridge, a healthcare technology company. Prior to the merger, the Company owned approximately 11.2% of the outstanding shares of Drawbridge and accounted for the investment in Drawbridge as an equity method investment, as the Company determined it had significant influence over Drawbridge. The Company’s net equity investment was $3.4 million as of December 31, 2020. The Company's portion of Drawbridge’s loss during 2021, up to the date of the merger, was $0.2 million. As of March 31, 2021 and immediately preceding the merger, the Company’s net equity investment was $3.2 million. Under the Merger Agreement, the Company increased its ownership interest in Drawbridge by 76.3 percentage points, to a total ownership of 87.5%. The Merger Agreement called for the payment of $1.4 million in cash and the assumption of certain liabilities of Drawbridge. See Note 4 for additional information related to the Drawbridge merger.

Supply Agreement with NR Therapeutics, LLC

The Company is a party to an exclusive supply agreement dated June 5, 2020 with NR Therapeutics, LLC (NR Therapeutics) pursuant to which the Company purchases inventory of nicotinamide riboside (NR). Paul Jacobson, the Company’s Chief Executive Officer, is a member of NR Therapeutics board of directors and the Company holds a 49% interest in NR Therapeutics. During the three and nine months ended September 30, 2022, the Company purchased inventory from NR Therapeutics totaling $1.7 million and $3.5 million, respectively (three and nine months ended September 30, 2021—$0.9 million and $3.7 million, respectively). As of September 30, 2022 and December 31, 2021, the Company had a related party payable of $1.7 million and $0.2 million, respectively.

Letter Agreement with Tecton Group, LLC

The Company is a party to a letter agreement between the Company, Tecton Group, LLC (Tecton), Kirin and Mitsui (Tecton Letter Agreement) providing the Company with, amongst other things, a right of first offer to commercialize any Tecton product or service. The Tecton Letter Agreement also provides Kirin and Mitsui, with a right of first negotiation for any commercialization of Tecton products or services in Japan. The Company’s Chief Executive Officer, Paul Jacobson, was previously a member of Tecton’s board of directors. During the nine months ended September 30, 2021, the Company paid certain fees on behalf of Tecton, totaling $0.6 million, in exchange for additional equity interest in Tecton. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding to the Company from Tecton.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Strategic Supplier Agreement with Nutrativa LLC

The Company is a party to a strategic supplier agreement dated August 2, 2018, as amended, with Nutrativa LLC (Nutrativa). As part of the strategic supplier agreement, the Company serves as Nutrativa’s contract manufacturer for Nutrativa’s Effusio product. The Company also provides support services including customer service, order processing, warehousing and fulfillment, safety and surveillance, production planning, finance, legal and regulatory, human resources and marketing. All manufacturing and development of Nutrativa products currently reside within the Company’s facilities located in Summerville, South Carolina. Paul Jacobson, the Company’s Chief Executive Officer, is the Chief Executive Officer of Nutrativa. During the three and nine months ended September 30, 2021, the Company recognized revenue related to the supply agreement of $14 thousand and $61 thousand, respectively. As of December 31, 2021, the Company had recorded a related party receivable with Nutrativa of $0.4 million. On February 28, 2022, the Company completed the purchase of all the outstanding membership interest of Nutrativa. See Note 4 for additional information related to the acquisition of Nutrativa.

Investment in Oova, Inc.

The Company maintains an investment in Oova, Inc. (Oova). During the three and nine months ended September 30, 2022, the Company recognized $14 thousand and $41 thousand, respectively, of revenue related to contractual fulfillment services that the Company provides to Oova (three and nine months ended September 30, 2021—$9 thousand and $20 thousand, respectively). As of September 30, 2022 and December 31, 2021, the Company had a related party receivable with Oova of $8 thousand and $2 thousand, respectively.

Operating Agreement with Kelai Pharmaceuticals

The Company is a party to an operating agreement dated February 16, 2022 with Kelai Pharmaceuticals LLC (Kelai), pursuant to which the Company became a minority member of Kelai. As of September 30, 2022, the Company had a related party receivable with Kelai of $1 thousand.

Other Related Party Transactions

During the nine months ended September 30, 2022, the Company settled a $43 thousand payable that was previously outstanding as of December 31, 2021 to the Chief Executive Officer, Paul Jacobson.

During the nine months ended September 30, 2022, the Company entered into a loan agreement with the Chief Technology Officer, Scott Hurth, and established a related party receivable of $152 thousand, inclusive of interest receivable, included within other related party receivables on the condensed consolidated balance sheets as of September 30, 2022.

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

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Drawbridge Health, Inc. Merger

On April 26, 2021, the Company entered into a merger agreement (the Merger Agreement) with Drawbridge Health, Inc. (Drawbridge), to acquire the majority of the outstanding shares of Drawbridge, a healthcare technology company (the Drawbridge Transaction). Prior to the merger, the Company owned approximately 11.2% of the outstanding shares of Drawbridge and accounted for its investment in Drawbridge as an equity-method investment, because the Company determined it had significant influence over Drawbridge. The Company’s net equity investment was $3.2 million as of March 31, 2021. Under the Merger Agreement, the Company increased its ownership of Drawbridge by 76.3 percentage points to a total ownership of 87.5%. The Merger Agreement calls for the payment of $1.4 million in cash and the assumption of certain liabilities of Drawbridge.

The Drawbridge Transaction was accounted for as an asset acquisition because the Company concluded the assets acquired and liabilities assumed did not constitute a business under ASC 805, Business Combinations (ASC 805). The Company performed a reassessment of Drawbridge as a variable interest entity under ASC 810, Consolidation (ASC 810) and concluded Drawbridge to be a variable interest entity as of the date of the transaction. Furthermore, the Company determined it was the primary beneficiary of Drawbridge as of the transaction date. Accordingly, the Drawbridge Transaction was accounted for as an asset acquisition under ASC 810, rather than under ASC 805. Under ASC 810, the Company is required to recognize a gain (loss) on the acquisition, equal to the sum of the consideration paid, the carrying value of the existing equity-method investment and the fair value of the resulting non-controlling interest less the fair value of the net assets acquired. The Company concluded the carrying value of the Company’s existing Drawbridge investment of $3.2 million was impaired in the second quarter of 2021 prior to the transaction and recorded a loss from equity interest in unconsolidated affiliates of $3.0 million on the condensed consolidated statements of operations for the nine months ended September 30, 2021. Additionally, a loss on the Drawbridge Transaction of $0.2 million was recorded during the three and six months ended June 30, 2021 within other (income) expense in the condensed consolidated statements of operations. The net tangible and intangible assets acquired and liabilities assumed, in connection with the Drawbridge Transaction were recorded based on their fair values as of the acquisition date and the value associated with in-process research and development was expensed because it was determined to have no alternative future use. The in-process research and development costs of $1.6 million are recorded as an operating expense on the condensed consolidated statement of operations. Subsequent to the acquisition, the operations of Drawbridge were fully consolidated in the Company’s consolidated financial statements and a non-controlling interest of $0.2 million was recorded for the 12.5% equity interest held by other investors.

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

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Nutrativa LLC Acquisition

On February 28, 2022, the Company completed the purchase of all the outstanding membership interests of Nutrativa (the Nutrativa Acquisition). Nutrativa leverages proprietary two-dimensional high-speed printing technology to develop and manufacture dissolvable supplement discs. Paul Jacobson, the co-founder, CEO and director for the Company, is also the CEO of Nutrativa. A special committee of independent directors (the “Special Committee”) of the Company's Board of Directors negotiated and approved the Nutrativa Acquisition in consultation with an independent advisory firm.

The consideration provided to the unit-holders was $15.4 million, comprised of $14.9 million in cash and the forgiveness of $0.5 million of amounts due to the Company at the time of the transaction (net of $18 thousand cash acquired). The Company funded the purchase with available cash on hand. The Nutrativa Acquisition will allow the Company to utilize innovative printing technology to help address consumer needs in a green, sustainable fashion, while at the same time enabling the Company to expand its portfolio of products and services into new target markets. The operations of Nutrativa have been consolidated with those of the Company beginning February 28, 2022.

We have accounted for the acquisition of Nutrativa under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The acquisition price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess recorded as goodwill (non-deductible for tax purposes). The goodwill recognized is attributable primarily to expected synergies to be realized by Nutrativa in leveraging the Company's existing manufacturing, distribution, research and development and marketing capabilities to efficiently scale the Nutrativa products and business. Estimates of fair value included in the condensed consolidated financial statements represent management’s best estimates and valuations. In accordance with the acquisition method of accounting, the preliminary purchase price allocation is subject to adjustment until the preliminary analysis is finalized, within a period of time not to exceed one year after the date of acquisition, or February 28, 2023. As of September 30, 2022, the valuation for the acquired developed technology intangible asset remains subject to finalization.

Total transaction costs incurred by the Company during the three and nine months ended September 30, 2022 were $0 and $0.5 million, respectively. These transaction costs were expensed as incurred and are included as a component of selling, general and administrative expense within the condensed consolidated statements of operations.

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

5.
Consolidated Variable Interest Entities

The Company consolidates variable interest entities where the Company is determined to be the primary beneficiary, under ASC 810. The Company consolidates into its condensed consolidated financial statements two legal entities (Onegevity Health, LLC and Thorne HealthTech Asia Pte, Ltd.) in which it holds a controlling interest. The Company presents non-controlling interest as a component of stockholders’ equity on its condensed consolidated balance sheets and reports net loss - non-controlling interest in the condensed consolidated statements of operations. The Company’s acquisition or disposal of ownership interests in the variable interest entities is a reconsideration event that requires a reassessment of whether the entity continues to be a variable interest entity and whether the primary beneficiary has changed. If after making these reassessments, the primary beneficiary remains the same (i.e., a controlling financial interest is maintained) and the transaction is in the scope of ASC 810, the Company accounts for the acquisition or disposal of a non-controlling interest as an equity transaction, consistent with the principles of ASC 810-10. Any difference between the price paid and the carrying amount of the non-controlling interest is not reflected in net income, but instead reflected directly in equity.

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

Thorne HealthTech Asia Pte, Ltd. On January 10, 2022, the Company entered into an agreement with Mitsui and TM HealthTech Pte. Ltd., a wholly-owned subsidiary of Mitsui, to form a joint venture entity, Thorne HealthTech Asia PTE, LTD. (Thorne Asia JV), to exclusively market, distribute and sell Thorne’s products across Singapore, Hong Kong, Taiwan, Thailand, Indonesia, Malaysia, Australia, the Philippines, Vietnam, India and New Zealand. On January 20, 2022, Thorne and Mitsui contributed $2.7 million and $2.6 million, respectively, in cash and hold 51% and 49%, respectively, of the total issued share capital of Thorne Asia JV. After evaluating relevant factors, the Company determined that it is the primary beneficiary of Thorne Asia JV, as substantially all of the activities either involve, or are conducted on behalf of, the Company. Under ASC 810, the Company has consolidated Thorne HealthTech Asia Pte, Ltd. in its condensed consolidated financial statements for the three and nine months ended September 30, 2022.

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

September 30,
2022
Cash and cash equivalents	$4,254,611
Other assets	146,545
Total assets	4,401,156
Less: Total liabilities	60,791
Net assets (liabilities)	$4,340,365

The results of operations for Thorne Asia JV, excluding intercompany activity with the Company, included in the condensed consolidated statements of operations for the periods presented is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2022
Net sales	$6,484	$22,975
Net loss	(118,616)	(665,409)
Net loss — non-controlling interests	(58,121)	(326,050)
Net loss attributable to Thorne HealthTech, Inc.	$(60,495)	$(339,359)

6.
Inventories, net

Inventories, net are as follows:

	September 30,	December 31,
	2022	2021
Raw materials	$36,051,298	$22,620,773
Work in process	353,988	422,196
Finished goods	25,024,042	18,413,853
Reserve for slow moving and obsolete inventory	(553,519)	(444,698)
Inventories, net	$60,875,809	$41,012,124

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

7.
Property and Equipment, net

Property and equipment, net are as follows:

	September 30,	December 31,
	2022	2021
Machinery and equipment	$13,588,925	$9,937,510
Furniture and fixtures	489,136	491,173
Office equipment	777,564	1,111,141
Leasehold improvements	19,599,764	19,431,916
Vehicles	114,454	98,282
Lab equipment	2,781,044	2,930,059
Purchased software	2,149,828	2,107,327
Internally-developed software	908,801	—
Total property and equipment	40,409,516	36,107,408
Less accumulated depreciation and amortization	(12,757,436)	(11,262,651)
In-process assets, including deposits on new equipment	5,215,989	2,185,643
Property and equipment, net	$32,868,069	$27,030,400

In-process assets are stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on in-process assets until the relevant assets are completed and available for intended use.

For the three and nine months ended September 30, 2022, depreciation and amortization expense of property and equipment was $0.9 million and $2.7 million, respectively (three and nine months ended September 30, 2021— $0.6 million and $2.0 million, respectively).

8.
Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill during the nine months ended September 30, 2022:

Balance as of December 31, 2021	$14,440,683
Acquisitions	2,100,358
Balance as of September 30, 2022	$16,541,041

In June 2010, the Company acquired all the outstanding shares of capital stock of Thorne Research, which is now a wholly-owned subsidiary of the Company. The Company accounted for the transaction as a business combination in accordance with ASC 805, Business Combinations, and recorded the consideration transferred, assets acquired and liabilities assumed at their fair values, resulting in the recording of goodwill of $14.4 million.

In February 2022, the Company acquired all of the outstanding ownership interests of Nutrativa, which is now a wholly-owned subsidiary of the Company. The Company accounted for the transaction as a business combination in accordance with ASC 805, Business Combinations, and recorded the consideration transferred, assets acquired and liabilities assumed at their fair values, resulting in the recording of goodwill of $2.1 million. See Note 4 for additional information related to the acquisition of Nutrativa.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Finite-lived Intangible Assets

Finite-lived intangible assets are as follows:

	September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$6,500,000	$(3,981,250)	$2,518,750
Trade names	7,600,000	(6,206,666)	1,393,334
Existing technology/reformulations	12,400,000	(2,221,667)	10,178,333
License agreements	2,941,502	(1,423,653)	1,517,849
	$29,441,502	$(13,833,236)	$15,608,266

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$6,500,000	$(3,737,500)	$2,762,500
Trade names	8,640,000	(6,866,667)	1,773,333
Existing technology/reformulations	3,207,923	(2,694,590)	513,333
Research and development formulas	800,000	(800,000)	—
License agreements	8,591,822	(7,048,672)	1,543,150
	$27,739,745	$(21,147,429)	$6,592,316

The Company’s intangible assets include intangible assets acquired through the acquisitions of Thorne Research in 2010 and Nutrativa in 2022. See Note 4 for additional information related to the acquisition of Nutrativa. As of September 30, 2022 and December 31, 2021, the net carrying value of acquired intangible assets was $14.1 million and $5.0 million, respectively. Intangible assets also include payments under license agreements related to trademarks and content. As of September 30, 2022 and December 31, 2021, these had a net carrying value of $1.5 million.

When applicable, the balances as of September 30, 2022 have been reduced to reflect the impact of intangible assets when the gross carrying value has become fully amortized during the nine months ended September 30, 2022. The impact of this resulted in a reduction to carrying value and accumulated amortization of $1.0 million to trade names, $1.0 million to existing technology/reformations, $0.8 million to research and development formulas and $6.2 million to license agreements.

For the three and nine months ended September 30, 2022, amortization expense totaled $0.7 million and $1.7 million, respectively (three and nine months ended September 30, 2021—$0.5 million and $1.3 million, respectively).

Future estimated amortization expense of the Company’s intangible assets as of September 30, 2022 is as follows:

Remainder of 2022	$668,641
2023	2,453,734
2024	2,143,317
2025	1,582,276
2026	1,208,734
Thereafter	7,551,564
Total	$15,608,266

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9.
Investments

Heart-Tech Health, Inc.

On January 7, 2022, the Company entered into a Strategic Partnership Agreement with Heart-Tech Health, Inc. (Heart-Tech). Heart-Tech was formed by Dr. Suzanne Steinbaum, a leading holistic cardiologist, and has developed a program for women’s holistic health prevention. Together, the Company and Heart-Tech plans to open and operate a Thorne Lab location in New York, New York. Simultaneous to executing the Strategic Partnership Agreement with Heart-Tech, the Company made a $1.0 million investment in Heart-Tech through a simple agreement for future equity, or SAFE. During the three and nine months ended September 30, 2022, there was no reportable activity between the Company and Heart-Tech.

10.
Debt

Long-term debt balances and associated interest rates and maturities are as follows:

	September 30, 2022	December 31, 2021
Note payable with monthly principal and interest payments of $8,250 per quarter, with fixed interest of 5.44% and maturity September 10, 2026	$355,148	$413,574
Note payable with quarterly principal and interest payments of $56,548 per quarter, with fixed interest of 4.89% and maturity March 20, 2025	529,218	675,836
Note payable with quarterly principal and interest payments of $30,917 per quarter, with fixed interest of 6.94% and maturity August 12, 2024	207,052	286,255
Note payable with quarterly principal and interest payments of $30,917 per quarter, with fixed interest of 6.94% and maturity July 15, 2023	118,481	202,142
	1,209,899	1,577,807
Less: Current portion of long-term debt	(516,345)	(494,173)
Long-term debt, net of current portion	$693,554	$1,083,634

The notes payable were issued in connection with various equipment purchases. The notes are collateralized by the original purchased equipment which have an aggregate net book value of $1.6 million as of September 30, 2022.

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

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

As of September 30, 2022, the Company has not drawn any amounts or initiated any borrowings and the full $15.0 million is available under the Loan Agreement. As of September 30, 2022, the Company is in compliance with the debt covenants under the Loan Agreement.

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

The guarantee fee during the period of February 14, 2020 through February 13, 2021 was calculated as 2.00% of the outstanding borrowings under the Credit Agreements, to be paid by the borrower on an annual basis. Beginning February 12, 2021, the guarantee fee was calculated as 1.20% of the outstanding borrowings under the Credit Agreements. During the three and nine months ended September 30, 2021, the Company recorded $0.1 million and $0.3 million, respectively, of related expense, which are included within guarantee fees in the condensed consolidated statements of operations. Upon repayment of the outstanding borrowings under the 2021 Credit Agreement, the related Kirin and Mitsui guarantees were released and terminated.

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

On October 29, 2021, the Company deposited $4.9 million into a restricted interest-bearing account with SMBC to fund the standby letter of credit and release the guarantees provided by Kirin and Mitsui. During each of the three and nine months ended September 30, 2021, the Company incurred total guarantee fee expense for the standby letter of credit of $0.1 million which has been included in guarantee fees in the condensed consolidated statements of operations.

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

On January 26, 2021, the Company entered into a five-year lease agreement for 115,500 square feet within a 136,500 square foot building for the Company's fulfillment and distribution operations, located in Summerville, South Carolina. Rent was abated for the first three months while the Company installed racking, packing stations and other required equipment, prior to the Company's shipping operations to this facility. This lease terminates in July 2026. The lease has two renewal options for three years each. The Company has funded a customary security deposit of $0.1 million upon execution of the lease, which has been recorded within other assets on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.

On July 28, 2021, the Company entered into a lease agreement for a 360,320 square foot industrial building for the Company's finished goods warehousing and shipping operations, located in Summerville, South Carolina. The building is currently under construction and the lease will commence on the date of which the landlord completes construction of the facility and required tenant improvements, currently estimated to be during the first quarter of 2023 and will terminate upon the thirteenth anniversary of the commencement date. The lease has one renewal option for a five-year term. The lease provides for an allowance for tenant improvements of up to $1.3 million. The annual base rent for the first year will be $2.0 million and is subject to an annual escalation of 2.0% on each anniversary. The Company has funded a customary security deposit of $0.3 million upon execution of the lease which has been recorded within other assets on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.

On March 10, 2022, the Company amended the lease agreement for its headquarters in New York, New York. The amended agreement granted an additional right-of-use (“second substitute premises”) to the Company in the future following the expiration of its current lease. The second substitute premises were substantially completed on October 3, 2022. The amendment commenced on October 3, 2022 and will terminate on the five year anniversary of the rent commencement date. The Company has funded a customary security deposit of $0.2 million for its headquarters, which has been recorded within other assets on the condensed consolidated balance sheets as of September 30, 2022.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The balances for the operating and finance leases where the Company is the lessee are presented as follows within the condensed consolidated balance sheets:

	September 30, 2022	December 31, 2021
Operating lease:
Operating lease right-of-use assets, net	$17,716,629	$17,836,756

Current portion of operating lease liabilities	2,228,088	2,633,236
Operating lease liabilities, net of current portion	27,827,347	27,605,739
Total operating lease liabilities	$30,055,435	$30,238,975

Finance lease:
Finance lease right-of-use assets	$641,853	$883,076

Current portion of finance lease liabilities	361,514	413,487
Finance lease liabilities, net of current portion	301,773	482,544
Total finance lease liabilities	$663,287	$896,031

The components of lease expense are as follows within the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense:
Operating lease cost(1)	$1,324,461	$1,498,385	$4,247,172	$4,100,552
Finance lease expense:
Amortization of leased assets	106,184	100,062	325,696	268,395
Interest on lease liabilities	9,164	10,946	31,211	35,994
Total lease expense	$1,439,809	$1,609,393	$4,604,079	$4,404,941

(1) Includes short-term leases and variable lease costs, which are immaterial.

The weighted-average remaining lease term and weighted-average discount rate as of September 30, 2022 and December 31, 2021, were as follows:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term (years)
Operating leases	13.02 years	13.73 years
Finance leases	1.93 years	2.33 years
Weighted average discount rate applied
Operating leases	9.4%	9.2%
Finance leases	5.7%	6.1%

Supplemental cash flow information related to leases where the Company is the lessee is as follows:

	Nine Months Ended September 30,
	2022	2021
Operating cash outflows from operating leases	$4,499,129	$4,281,961
Operating cash outflows from finance leases (interest payments)	$31,211	$39,320
Financing cash outflows from finance leases	$312,769	$309,477
Leased assets obtained in exchange for finance lease liabilities	$99,989	$482,867
Leased assets obtained in exchange for operating lease liabilities	$2,350,089	$2,913,002

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of September 30, 2022, the maturities of the operating and finance lease liabilities are as follows:

	Operating Leases	Finance Leases
Remainder of 2022	$1,217,487	$108,723
2023	4,919,386	359,370
2024	4,411,399	173,403
2025	3,559,583	30,833
2026	3,325,639	38,943
Thereafter	35,705,779	—
Total lease payments	$53,139,273	$711,272
Less: imputed interest	23,083,838	47,985
Total present value of lease liabilities	$30,055,435	$663,287
Less: current portion of lease liabilities	2,228,088	361,514
Long-term portion of lease liabilities	$27,827,347	$301,773

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

Immediately prior to the completion of the Company’s IPO on September 22, 2021, all outstanding shares of the Series E convertible preferred stock automatically converted on a one-to-one basis into an aggregate of 27,011,500 shares of common stock. As of September 30, 2022 and December 31, 2021, there were no shares of Series E convertible preferred stock outstanding.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

13.
Warrants

On October 10, 2018, the Company issued to Kirin and Mitsui each 2,225,000 warrants, for a total of 4,450,000 warrants, to purchase the Company’s common stock. The warrants have an exercise price of $5.12 and an expiration date of October 11, 2028. In July 2020, each shareholder exercised 2,168,485 warrants for a total of $22.2 million in gross proceeds. As of September 30, 2022 and December 31, 2021, 113,030, of the original 4,450,000 warrants, remain outstanding. These warrants are classified as equity within the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.

On June 23, 2010, the Company issued 2,532,000 warrants to a related-party stockholder, with a strike price of $6.74 and an original expiration date of June 23, 2020. In May 2019, the Board of Directors extended the term of the warrants for an additional 10 years to June 23, 2030. As of September 30, 2022 and December 31, 2021, none of the 2,532,000 warrants have been exercised and all common stock warrants remained outstanding. These warrants are classified as equity within the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.

On May 10, 2011, the Company issued 453,455 warrants to purchase common stock to a related-party stockholder, with a strike price of $6.74 per warrant. In May 2019, the Board of Directors extended the term of the warrants for an additional 10 years to June 23, 2030. The extension was determined by management to be a modification of the warrant. Due to these warrants containing certain down-round protections, which are not associated with the underlying Company’s equity that may trigger in the event of a modification of certain other outstanding warrant instruments, the Company has classified these warrants as liabilities within the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.

The warrant liability is remeasured at fair value at each reporting date and has a fair value of $1.5 million as of September 30, 2022 and $2.1 million as of December 31, 2021.

To calculate the fair value of the warrants, certain assumptions were made, including the fair market value of the underlying common stock, risk-free interest rate, volatility and remaining contractual life. Changes to the assumptions could cause significant adjustments to the valuation. Due to the fact that the Company had no publicly available stock price information prior to the IPO and limited publicly available stock price information subsequent to the IPO, the expected volatility assumption was, and continues to be, determined by examining the historical volatilities of a group of industry peers whose share prices are publicly available. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of the grant for treasury securities of similar maturity or expected term. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero.

The Black-Scholes model was used to value the liability-classified warrants. The following assumptions were used:

	September 30,	December 31,
	2022	2021
Common stock fair value	$4.73	$6.21
Exercise Price	$6.74	$6.74
Term (years)	7.7	8.5
Volatility	75%	75%
Annual dividend	—	—
Risk-free interest rate	3.99%	1.48%

The fair value of financial instruments measured on a recurring basis is as follows:

	September 30, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,491,660	—	1,491,660	$—

	December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$2,058,566	—	—	$2,058,566

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Changes in the ability to observe valuation inputs may result in a reclassification of levels within the fair value hierarchy. The following table summarizes the changes in Level 3 measurement and transfers in or out of the Level 3 fair value hierarchy, for the warrant liability, during the nine months ended September 30, 2022:

Warrant Liability
Balance as of December 31, 2021	$2,058,566
Change in fair value during the three months ended March 31, 2022	65,919
Transfer to level two during the three months ended June 30, 2022	(2,124,485)
Balance as of September 30, 2022	$—

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

On January 26, 2022, in accordance with the 2021 Plan's adjustment provisions, the Company increased the share reserve by 2,627,710 shares, as registered on Form S-8 and filed with the Securities and Exchange Commission (SEC) on January 26, 2022. As of September 30, 2022, there were 1,417,822 shares available for issuance under the 2021 Plan.

Stock-based Compensation Expense

Stock-based compensation expense for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$237,786	$357,527	$713,358	$892,192
Restricted stock units	3,016,839	533,000	7,692,515	533,000
Total stock-based compensation expense	$3,254,625	$890,527	$8,405,873	$1,425,192

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2022:

	Options Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding as of January 1, 2022	9,699,656	$5.28	6.22	$12.3
Granted	—	-
Exercised	(258,165)	1.49
Cancelled/forfeited	(57,850)	14.46
Outstanding as of September 30, 2022	9,383,641	$5.32	5.37	$3.2
Vested and expected to vest as of September 30, 2022	9,383,641	$5.32	5.37	$3.2
Exercisable as of September 30, 2022	8,120,286	$5.35	5.27	$3.2

(1) Aggregate intrinsic value is presented in millions of U.S. dollars and represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes additional information related to stock options for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted-average grant date fair value of stock options granted (1)	N/A	N/A	N/A	N/A
Grant date fair value of stock options vested (1)(2)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (3)	$256,402	N/A	$1,113,862	N/A

(1) The three and nine months ended September 30, 2021 excludes 1,959,335 stock options issued in exchange for outstanding stock options of Onegevity, in connection with the merger. The stock option exchange was determined to be materially a “like-for-like” transaction and there was no incremental stock compensation expense recorded by the Company. The Company compared the fair value of the stock options immediately before and after the exchange and determined that the exchange did not result in incremental compensation expense.

(2) During the three and nine months ended September 30, 2022 and 2021, there were no stock options that vested.

(3) Shares of the Company’s common stock, traded under the symbol “THRN,” have been publicly traded since September 23, 2021, when the Company’s common stock was listed and began trading on the Nasdaq Global Select Market (the “Nasdaq”). No market for the Company’s stock existed prior to September 23, 2021. There were no stock option exercises prior to the IPO date.

As of September 30, 2022, the unrecognized stock-based compensation expense related to outstanding stock options was immaterial and is expected to be recognized as expense in October 2022.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2022	3,406,760	$9.82
Granted	2,217,248	6.91
Vested	—	—
Cancelled/forfeited	(5,000)	8.40
Unvested as of September 30, 2022	5,619,008	$8.67
Vested and expected to vest as of September 30, 2022	5,619,008	$8.67

The following table summarizes additional information related to RSUs for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted-average grant date fair value of RSUs granted (1)	$-	$13.93	$6.91	$13.93
Grant date fair value of RSUs vested (1)(2)	N/A	N/A	N/A	N/A
Intrinsic value of RSUs released (1)(2)	N/A	N/A	N/A	N/A

(1) The three and nine months ended September 30, 2021 excludes 472,590 RSUs issued in exchange for outstanding profits interest units held by employees of Onegevity, in connection with the merger. The RSU exchange was determined to be materially a “like-for-like” transaction and there was no incremental stock compensation expense recorded by the Company. The Company compared the fair value of the RSUs immediately before and after the exchange and determined that the exchange did not result in incremental compensation expense.

(2) During the three and nine months ended September 30, 2022 and 2021, there were no RSUs that vested or released.

As of September 30, 2022, the unrecognized stock-based compensation expense related to outstanding RSUs was $39.3 million and is expected to be recognized as expense over 3.3 years.

15.
Basic and Diluted Earnings per Share

Basic earnings per share (EPS) is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted-average number of common stock and common stock equivalents outstanding for the period. For periods in which the Company incurs a net loss, outstanding common stock equivalents are not included in the calculation of diluted loss per share as their effect is anti-dilutive. Accordingly, basic and diluted net loss per share for those periods are identical.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Holders of Series E convertible preferred stock met the definition of participating securities, which required the Company to apply the two-class method to compute both basic and diluted EPS. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed. In the event the Board of Directors declared dividends or any distributions, the available distributions would be distributed (i) first, to the Series E convertible preferred stock until such holders have received on a cumulative basis an amount per share equal to the Series E original issue price, and (ii) second, to the holders of common stock and Series E convertible preferred stock (on an as converted basis) on a pro rata, pari passu, basis. The attribution of earnings to the Series E convertible preferred stockholders was based on its contractual rights to receive dividends and, for the quarter in which they converted, the attribution was calculated using a weighted-average method. The Series E convertible preferred stock did not contractually participate in the Company’s net losses, and therefore undistributed losses were not allocated to Series E convertible preferred stock. Immediately prior to the completion of the Company’s IPO on September 22, 2021, all outstanding shares of the Series E convertible preferred stock automatically converted on a one-to-one basis into an aggregate of 27,011,500 shares of common stock. See Note 12 for additional information related to the Series E convertible preferred stock.

The dilutive effect of stock options, warrants and unvested nonparticipating restricted stock is based on the treasury stock method while the dilutive effect of the convertible preferred stock is based on the if-converted method. These potential common stock equivalents are only included in the calculations when their effect is dilutive. The Company presents the more dilutive of the two-class method or if-converted method as diluted EPS during the period.

The following table presents information necessary to calculate EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to Thorne HealthTech, Inc.	$3,738,616	$1,028,787	$3,126,970	$5,647,047
Undistributed earnings attributable to Series E convertible preferred stockholders	—	553,078	—	5,171,338
Numerator for basic EPS—net income available to Thorne HealthTech, Inc. common stockholders (A)	3,738,616	475,709	3,126,970	475,709
Numerator for diluted EPS—net income available to Thorne HealthTech, Inc. common stockholders (C)	3,738,616	475,709	3,126,970	475,709

Denominator (1):
Denominator for basic EPS—weighted average shares (B)	52,742,926	21,212,668	52,680,422	19,032,403
Effect of dilutive securities:
Series E convertible preferred stock	—	24,662,674	—	26,219,954
Stock options	—	3,306,823	240,629	3,292,153
RSUs	—	854,261	—	558,521
Warrants	—	1,186,096	—	1,224,862
Dilutive potential common shares	—	30,009,854	240,629	31,295,490
Denominator for diluted EPS—adjusted weighted average common stock and common stock equivalents (D)	52,742,926	51,222,522	52,921,051	50,327,893
Basic EPS (A/B)	$0.07	$0.02	$0.06	$0.02
Diluted EPS (C/D)	$0.07	$0.01	$0.06	$0.01

(1) For the three and nine months ended September 30, 2022, 18.2 million and 17.3 million warrants and stock-based awards, respectively, were excluded from the computation of diluted EPS because the effect would have been anti-dilutive under the treasury stock method.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

16.
Commitments and Contingencies

Royalties and Other Agreements - The Company has entered into various agreements that require future payments. The agreements call for future payments to a major hospital for use of their trademarks and tradenames in advertising the benefits of supplements and provides the Company access to research information owned by the hospital and provides for the hospital to perform clinical trials and to support the Company’s products. As of September 30, 2022, future annual minimum commitments under these agreements are as follows:

Remainder of 2022	$187,500
2023	562,500
Total	$750,000

The Company also has various royalty agreements that are dependent on future sales. Total royalties paid during the three and nine months ended September 30, 2022 were $0.1 million and $0.3 million, respectively (three and nine months ended September 30, 2021—$0.2 million and $0.5 million, respectively).

Other - In 2017, the Company received incentives totaling $0.8 million from Berkeley County, South Carolina, which includes certain performance obligations that must be met over the next seven years and maintained by the company for five years once attained. The grant agreement includes the potential for repayment of proceeds in whole or in part for failure to satisfy the performance obligations. As of September 30, 2022, the Company has satisfied the requirements and Berkeley County has not asked for repayment of these proceeds.

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

The Company is aware of two U.S. patents with claims relating to compositions of Nicotinamide Riboside – an ingredient contained in several of the Company’s nutritional supplement products. The two patents were issued to the Trustees of Dartmouth College and are licensed to ChromaDex Corporation (ChromaDex), of Los Angeles, California. On December 1, 2020, and February 1, 2021, the Company filed separate petitions for inter partes review against the two patents - U.S. Patent No. 8,383,086 and U.S. Patent No. 8,197,807 - at the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office seeking to invalidate the two patents.

On June 10, 2021, the Patent Trial and Appeal Board issued a decision granting institution of inter partes review against U.S. Patent No. 8,383,086. On May 31, 2022, the Patent Trial and Appeal Board issued a decision in which it invalidated the challenged claim in U.S. Patent No. 8,838,086. On August 2, 2022, the patent owner filed a “Patent Owner Notice of Appeal” with the U.S. Court of Appeals for the Federal Circuit.

On August 12, 2021, the Patent Trial and Appeal Board issued a decision granting institution of inter partes review against U.S. Patent No. 8,197,807. On August 10, 2022, the Patent Trial and Appeal Board issued a decision in which it upheld the patentability of the challenged claims in U.S. Patent No. 8,197,807. On October 20, 2022, the Company filed a “Petitioner’s Notice of Appeal” with the U.S. Court of Appeals for the Federal Circuit.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On May 12, 2021, the Trustees of Dartmouth College and ChromaDex filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging the Company’s infringement of U.S. Patent Nos. 8,383,086 and 8,197,807. The complaint seeks to enjoin the Company from selling nutritional supplement products that contain Nicotinamide Riboside and further seeks monetary damages for alleged infringement of the patents. On August 20, 2021, the trial judge in the patent infringement litigation issued an Order to Stay the litigation during the pendency of the two inter partes reviews. The Order to Stay remains in effect. On September 21, 2021, the U.S. District Court for the District of Delaware issued a summary judgment holding that U.S. Patent Nos. 8,383,086 and 8,197,807 are invalid in ChromaDex, Inc. and Trustees of Dartmouth College v. Elysium Health, Inc. The Company has not recorded a loss in connection with this matter because the Company believes that a loss is currently neither probable nor estimable.

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

For the nine months ended September 30, 2022 and 2021:

•
we generated net sales of $169.2 million and $135.4 million, respectively, representing 24.9% year-over-year growth;
•
we generated gross profit of $89.7 million and $71.7 million, respectively, representing 53.0% and 52.9% of net sales, respectively;
•
we generated net income of $2.5 million and net income of $5.3 million, respectively; and

•
our adjusted EBITDA was $15.6 million and $15.1 million, respectively.

The recent key customer metrics of our business included:

•
for the three months ended September 30, 2022 and 2021, customer acquisition costs (CAC) of $18 and $64, respectively, and life-time value (LTV) of $139 and $151, respectively, resulting in LTV-to-CAC of 7.8x and 2.4x, respectively;
•
for the nine months ended September 30, 2022 and 2021, CAC of $43 and $42, respectively, and LTV of $139 and $151, respectively, resulting in LTV-to-CAC of 3.2x and 3.7x, respectively;
•
active subscriptions of 329,569 and 218,935, as of September 30, 2022 and 2021, respectively; and
•
for the three months ended September 30, 2022 and 2021 average orders per customer of 2.0 and 1.8, respectively.

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

Non-GAAP Financial Measures

We calculate EBITDA, a non-GAAP financial measure, as net income or loss excluding depreciation and amortization, interest expense, net and income taxes. EBITDA margin represents EBITDA as a percentage of net sales.

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

We use EBITDA, EBITDA margin, adjusted EBITDA and adjusted EBITDA margin as measures of operating performance and the operating leverage in our business. We believe that these non-GAAP financial measures are useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:

•
EBITDA, EBITDA margin, adjusted EBITDA and adjusted EBITDA margin are widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation and amortization, interest expense, net and income taxes, stock-based compensation expenses, change in fair value of warrant liability, loss on Drawbridge step acquisition, loss on Drawbridge Transaction, guarantee fees, income or loss from equity interests in unconsolidated affiliates and transaction costs related to mergers and acquisitions; each of which can vary substantially from company to company depending upon their financing, capital structures and the method by which assets are acquired;
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

The following table presents unaudited reconciliations of EBITDA and adjusted EBITDA to net income, and EBITDA margin and adjusted EBITDA margin to net income margin, the most directly comparable financial measures prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
EBITDA and Adjusted EBITDA Reconciliation
Net income	$3,586,912	$950,842	$2,530,910	$5,324,041
Net income margin	6.1%	2.0%	1.5%	3.9%
Depreciation and amortization	1,573,008	1,067,176	4,438,607	3,329,145
Interest (income) expense, net	(33,673)	29,089	27,998	392,990
Income tax expense	—	78,914	207,098	122,452
EBITDA	5,126,247	2,126,021	7,204,613	9,168,628
EBITDA margin	8.8%	4.4%	4.3%	6.8%
Adjustments:
Stock-based compensation	3,254,625	890,527	8,405,873	1,425,192
Change in fair value of warrant liability	(37,926)	(2,212,554)	(566,906)	(902,528)
Write-off of acquired Drawbridge in-process research and development	—	—	—	1,563,015
Loss on Drawbridge Transaction	—	—	—	165,998
Guarantee fees	—	141,949	—	421,220
(Gain) loss from equity interests in unconsolidated affiliates	14	131,390	(11,023)	3,304,496
Acquisition costs	—	—	519,236	—
Adjusted EBITDA	$8,342,960	$1,077,333	$15,551,793	$15,146,021
Adjusted EBITDA margin	14.3%	2.2%	9.2%	11.2%

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

The following table presents an unaudited reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$(8,801,208)	$6,140,099
Purchase of property and equipment	(5,233,668)	(2,124,385)
Purchase of license agreements	(562,500)	(562,958)
Free cash flow	$(14,597,376)	$3,452,756

Number of Subscriptions

We define subscriptions as orders resulting from direct-to-consumer (DTC) customers opting into automatic refills or orders that are recurring on Thorne.com and Amazon.com. Our subscription programs on both platforms offer automatic ordering, payment and delivery of our products to a customer’s doorstep.

Subscription Sales as a Percentage of Net DTC Sales

We define subscription sales as sales generated from retail subscription orders on Thorne.com and Amazon.com within a given period. Subscription sales are taken as a percentage of net sales from all DTC orders in that same period. We view subscription sales as a percentage of net DTC sales as a key indicator of our recurring sales and customer retention.

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

Growth in Subscriptions

We offer our customers the ability to opt into recurring automatic refills on Thorne.com and Amazon.com. A customer can cancel or modify a subscription at any time at no cost to the customer on both platforms. On Thorne.com, customers can subscribe monthly, every 45 days, every two months, every three months, or every four months. For each ordering frequency, a discount of 10% or 20% is offered on retail refill orders, depending on the number of products to which a customer is subscribed, with an average discount of approximately 17%. On Amazon.com, the discount ranges from 5% to 10% depending on the number of products to which a customer is subscribed, with an average discount of approximately 6%.

We view our growing subscription business on Thorne.com and Amazon.com as a key driver of profitable future sales growth. Our subscriptions grew from 61,135 at the end of 2018, to 89,178 at the end of 2019, to 155,305 at the end of 2020 and to 257,070 at the end of 2021, representing a compounded annual growth rate of 61.4%. The total number of subscriptions as of September 30, 2022, was 329,569 and as of September 30, 2021, was 218,935, representing 50.5% year-over-year growth. Subscription sales are expected to continue to grow as we continue to invest in brand awareness, innovate new products and market the convenience and savings of our nutritional supplements and tests.

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

Ability to Engage and Retain Our Existing Customers

Our success is impacted not only by efficient and profitable customer acquisition, but also by our ability to retain customers and encourage repeat purchases. In 2021, 51.0% of our DTC sales were generated from new, first-time purchasers versus 49.0% from existing customers. We deepen our relationships with our customers and drive retention by engaging them with digital health content and educational resources. Out of our total DTC sales during the three and nine months ended September 30, 2022, approximately one-third were recurring subscription sales. We expect the growth in net sales each year to continue as we generate and grow sales from existing customers and from newly acquired customers.

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

We expect to incur expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on the Nasdaq, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), as well as higher expenses for general and director and officer insurance, investor relations and professional services. We also anticipate that fulfillment costs will fluctuate as a percentage of net sales over the long term. Overall, as we continue to grow as a company, we expect that our selling, general and administrative costs will increase on an absolute dollar basis but decrease as a percentage of net sales over the long term.

Interest income (expense), net

Interest income (expense), net consists primarily of interest earned on cash we hold and interest incurred on borrowings.

Income Tax Expense

Our income tax expense consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions and uncertain tax positions. Our effective tax rate is primarily due the recognition of current state tax liability in the United States without recognizing any tax benefit of corresponding deferred tax assets as a result of our valuation allowance. Judgment is required to determine whether deferred tax assets will be realized in full or in part. Management assesses available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized, or when it is more likely than not that all or some deferred tax assets will not be realized and a valuation allowance must be established. As of September 30, 2022, we continue to maintain a valuation allowance for our worldwide federal and state net deferred tax assets. To the extent the negative evidence of our three-year net operating loss carryforwards are no longer present, our conclusion regarding the need for full valuation allowances could change, which may lead to the reversal of all or some of the allowance.

Results of Operations

The following table summarizes our results of operations for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$58,419,270	$48,009,678	$169,155,294	$135,383,383
Cost of sales	30,239,482	22,469,952	79,494,367	63,710,703
Gross profit	28,179,788	25,539,726	89,660,927	71,672,680
Gross margin	48.2%	53.2%	53.0%	52.9%
Operating expenses:
Research and development	1,814,972	2,236,913	5,526,450	4,279,854
Marketing	4,510,223	10,792,331	27,507,937	20,077,293
Selling, general and administrative	18,339,657	13,430,325	54,482,948	37,001,465
Write-off of acquired Drawbridge in-process research and development	—	—	—	1,563,015
Income (loss) from operations	3,514,936	(919,843)	2,143,592	8,751,053
Other income (expense), net:
Interest income (expense), net	33,673	(29,089)	(27,998)	(392,990)
Guarantee fees	—	(141,949)	—	(421,220)
Change in fair value of warrant liability	37,926	2,212,554	566,906	902,528
Loss on Drawbridge Transaction	—	—	—	(165,998)
Other income (expense), net	391	39,473	44,485	77,616
Total other income (expense), net	71,990	2,080,989	583,393	(64)
Income before income taxes and gain (loss) from equity interests in unconsolidated affiliates	3,586,926	1,161,146	2,726,985	8,750,989
Income tax expense	—	78,914	207,098	122,452
Net income before gain (loss) from equity interests in unconsolidated affiliates	3,586,926	1,082,232	2,519,887	8,628,537
Gain (loss) from equity interests in unconsolidated affiliates	(14)	(131,390)	11,023	(3,304,496)
Net income	3,586,912	950,842	2,530,910	5,324,041
Net loss — non-controlling interests	(151,704)	(77,945)	(596,060)	(323,006)
Net income attributable to Thorne HealthTech, Inc.	3,738,616	1,028,787	3,126,970	5,647,047
Undistributed earnings attributable to Series E convertible preferred stockholders	—	553,078	—	5,171,338
Net income attributable to common stockholders—basic	$3,738,616	$475,709	$3,126,970	$475,709
Net income attributable to common stockholders—diluted	$3,738,616	$475,709	$3,126,970	$475,709

Earnings per share:
Basic	$0.07	$0.02	$0.06	$0.02
Diluted	$0.07	$0.01	$0.06	$0.01
Weighted average common shares outstanding:
Basic	52,742,926	21,212,668	52,680,422	19,032,403
Diluted	52,742,926	51,222,522	52,921,051	50,327,893

Net sales

Three months ended September 30, 2022 and 2021

Net sales for the three months ended September 30, 2022, increased by $10.4 million, or 21.7%, to $58.4 million, compared to $48.0 million during the three months ended September 30, 2021. Net sales were driven by continued growth across both the DTC and B2B business due to increased order volume, subscription growth and an expanded network of healthcare professionals.

Our DTC sales were $27.0 million for the three months ended September 30, 2022, compared to $18.3 million for the three months ended September 30, 2021, which represents an increase of $8.7 million, or 47.2% compared to the corresponding period in the prior year. Our B2B net sales were $31.4 million for the three months ended September 30, 2022, compared to $29.7 million for the three months ended September 30, 2021, which represents an increase of $1.8 million, or 5.9% compared to the corresponding period in the prior year.

Nine months ended September 30, 2022 and 2021

Net sales for the nine months ended September 30, 2022, increased by $33.8 million, or 24.9%, to $169.2 million, compared to $135.4 million during the nine months ended September 30, 2021. Net sales were driven by continued growth across both the DTC and B2B business due to increased order volume, subscription growth and an expanded network of healthcare professionals.

Our DTC sales were $81.7 million for the nine months ended September 30, 2022, compared to $54.8 million for the nine months ended September 30, 2021, which represents an increase of $26.9 million, or 49.1% compared to the corresponding period in the prior year. Our B2B net sales were $87.5 million for the nine months ended September 30, 2022, compared to $80.6 million for the nine months ended September 30, 2021, which represents an increase of $6.9 million, or 8.5% compared to the corresponding period in the prior year.

Cost of Sales and Gross Profit

The following table summarizes our cost of sales and gross profit for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change (1)	Percent Change (2)	2022	2021	Change (1)	Percent Change (2)
Net sales	$58,419,270	$48,009,678	$10,409,592	21.7%	$169,155,294	$135,383,383	$33,771,911	24.9%
Cost of Sales:
Other Cost of Sales	29,418,640	22,053,999	7,364,641	33.4%	77,076,099	62,155,769	14,920,330	24.0%
Percent of net sales	50.4%	45.9%	440 bps	9.6%	45.6%	45.9%	-30 bps	-0.8%
Depreciation and amortization	702,179	415,953	286,226	68.8%	2,091,079	1,554,934	536,145	34.5%
Percent of net sales	1.2%	0.9%	30 bps	38.7%	1.2%	1.1%	10 bps	7.6%
Stock-based compensation	118,663	-	118,663	n.m.	327,189	-	327,189	n.m.
Percent of net sales	0.2%	0.0%	20 bps	n.m.	0.2%	0.0%	20 bps	n.m.
Cost of Sales	$30,239,482	$22,469,952	$7,769,530	34.6%	$79,494,367	$63,710,703	$15,783,664	24.8%
Percent of net sales	51.8%	46.8%	500 bps	10.6%	47.0%	47.1%	-10 bps	(0.1)%
Gross profit	$28,179,788	$25,539,726	$2,640,062	10.3%	$89,660,927	$71,672,680	$17,988,247	25.1%
Percent of net sales	48.2%	53.2%	-500 bps	(9.3)%	53.0%	52.9%	10 bps	0.1%

(1) Changes in percentages throughout this “Management’s Discussion and Analysis” are presented in basis points (bps).

(2) Not meaningful (n.m.) year-over-year comparison as there is no comparative in the corresponding period in the prior year.

Three months ended September 30, 2022 and 2021

Cost of sales for the three months ended September 30, 2022, increased by $7.8 million, or 34.6%, to $30.2 million, compared to $22.5 million during the three months ended September 30, 2021. The increase in cost of sales was primarily driven by the sell-through of higher cost inventory that was purchased ahead of demand to mitigate against potential supply chain disruptions and the increase in net sales and associated product costs. We expect the cost of these specific inventory items will begin to return to historical levels during the first quarter of 2023; however, we anticipate continued margin pressure into the fourth quarter of fiscal 2022.

Gross profit for the three months ended September 30, 2022, increased by $2.6 million, or 10.3%, to $28.2 million, compared to $25.5 million during the three months ended September 30, 2021. This increase was primarily due to the increase in net sales described above, partially offset by the increase in cost of sales and increased sales of products which generally have a lower gross profit. Gross profit as a percentage of net sales for the three months ended September 30, 2022, was 48.2%, a decrease of 500 bps, or a 9.3% change, compared to the corresponding period in the prior year. The gross profit decrease is primarily due to an unfavorable product mix shift.

Nine months ended September 30, 2022 and 2021

Cost of sales for the nine months ended September 30, 2022, increased by $15.8 million, or 24.8%, to $79.5 million, compared to $63.7 million during the nine months ended September 30, 2021. This increase in cost of sales was primarily due to the increase in net sales and associated product costs and the sell-through of higher cost inventory, as discussed above. These increases are partially offset with continued efficiencies in our manufacturing processes, including increased capacity, increased batch sizes and improved fixed cost leverage.

Gross profit for the nine months ended September 30, 2022, increased by $18.0 million, or 25.1%, to $89.7 million, compared to $71.7 million during the nine months ended September 30, 2021. This increase was primarily due to the increase in net sales described above, partially offset by the increase in cost of sales and increased sales of products which generally have a lower gross profit. Gross profit as a percentage of net sales for the nine months ended September 30, 2022 and 2021, was 53.0%., an increase of 10 bps, or a 0.1% change, compared to the corresponding period in the prior year.

Operating Expenses

The following table summarizes our operating expenses for periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	Percent Change (1)	2022	2021	Change	Percent Change (1)
Research and development
Other research and development	$1,503,021	$2,181,693	$(678,672)	(31.1)%	$4,668,378	$4,155,714	$512,664	12.3%
Percent of net sales	2.6%	4.5%	-200 bps	(43.4)%	2.8%	3.1%	-30 bps	(10.1)%
Depreciation and amortization	74,484	$55,220	19,264	34.9%	223,452	124,140	99,312	80.0%
Percent of net sales	0.1%	0.1%	0 bps	10.9%	0.1%	0.1%	0 bps	44.1%
Stock-based compensation	237,467	-	237,467	n.m.	634,620	-	634,620	n.m.
Percent of net sales	0.4%	0.0%	40 bps	n.m.	0.4%	0.0%	40 bps	n.m.
Marketing
Other Marketing	4,182,379	10,792,331	(6,609,952)	(61.2)%	26,668,579	20,077,293	6,591,286	32.8%
Percent of net sales	7.2%	22.5%	-1530 bps	(68.2)%	15.8%	14.8%	90 bps	6.3%
Stock-based compensation	327,844	-	327,844	n.m.	839,358	-	839,358	n.m.
Percent of net sales	0.6%	0.0%	60 bps	n.m.	0.5%	0.0%	50 bps	n.m.
Selling, general and administrative
Other selling, general and administrative	14,972,661	11,943,795	3,028,866	25.4%	45,754,166	33,926,202	11,827,964	34.9%
Percent of net sales	25.6%	24.9%	80 bps	3.0%	27.0%	25.1%	200 bps	7.9%
Depreciation and amortization	796,345	596,003	200,342	33.6%	2,124,076	1,650,071	474,005	28.7%
Percent of net sales	1.4%	1.2%	10 bps	9.8%	1.3%	1.2%	0 bps	3.0%
Stock-based compensation	2,570,651	890,527	1,680,124	188.7%	6,604,706	1,425,192	5,179,514	363.4%
Percent of net sales	4.4%	1.9%	250 bps	137.2%	3.9%	1.1%	290 bps	270.9%
Write-off of acquired Drawbridge in-process research and development	-	-	-	n.m.	-	1,563,015	(1,563,015)	(100.0)%
Percent of net sales	0.0%	0.0%	0 bps	n.m.	0.0%	1.2%	-120 bps	(100.0)%
Operating expenses	$24,664,852	$26,459,569	$(1,794,717)	(6.8)%	$87,517,335	$62,921,627	$24,595,708	39.1%
Percent of net sales	42.2%	55.1%	-1290 bps	(23.4)%	51.7%	46.5%	530 bps	11.3%

(1) Not meaningful (n.m.) year-over-year comparison as there is no comparative in the corresponding period in the prior year.

Three months ended September 30, 2022 and 2021

Total operating expenses for the three months ended September 30, 2022 decreased by $1.8 million, or 6.8%, to $24.7 million, compared to $26.5 million during the three months ended September 30, 2021.

Total research and development expense for the three months ended September 30, 2022 decreased by $0.4 million, or 18.9%, to $1.8 million, compared to $2.2 million during the three months ended September 30, 2021. The decrease was primarily driven by a decrease in spending on external consultants resulting in a decrease of $0.6 million related to payroll, personnel related expenses and professional and consulting fees, partially offset by an increase of $0.2 million related to stock-based compensation.

Total marketing expenses for the three months ended September 30, 2022 decreased by $6.3 million, or 58.2%, to $4.5 million, compared to $10.8 million during the three months ended September 30, 2021. The decrease was primarily driven by a $7.4 million decrease in advertising spend, compared to significant media investments and marketing campaigns that ran in the second half of 2021. This decrease was partially offset by $0.5 million related to professional and consulting fees, $0.3 million related to stock-based compensation and $0.3 million related to payroll and personnel related expenses, all driven by our strategy to expand brand awareness.

Total selling, general and administrative expenses for the three months ended September 30, 2022 increased by $4.9 million, or 36.6% to $18.3 million, compared to $13.4 million during the three months ended September 30, 2021. The increase was primarily driven by $2.0 million related to payroll and personnel related expenses, $1.7 million related to stock-based compensation and $0.9 million related to commissions driven by sales growth and increased selling, general and administrative headcount.

Nine months ended September 30, 2022 and 2021

Total operating expenses for the nine months ended September 30, 2022 increased by $24.6 million, or 39.1%, to $87.5 million compared to $62.9 million during the nine months ended September 30, 2021.

Total research and development expense for the nine months ended September 30, 2022 increased by $1.2 million, or 29.1%, to $5.5 million, compared to $4.3 million during the nine months ended September 30, 2021. The increase was primarily driven by $0.6 million related to stock-based compensation and $0.4 million related to payroll and personnel related expenses to drive new product development and clinical trial investments.

Total marketing expenses for the nine months ended September 30, 2022 increased by $7.4 million, or 37.0%, to $27.5 million, compared to $20.1 million during the nine months ended September 30, 2021. The increase was primarily driven by $4.3 million related to advertising spend, $1.5 million related to professional and consulting fees, $0.8 million related to stock-based compensation and $0.7 million related to payroll and personnel related expenses. Increases in marketing spend are driven by our strategy to expand brand awareness, as well as continuing to invest in creative assets to support our Redefining Healthy Aging Campaign which ran through the second quarter of 2022.

Total selling, general and administrative expenses for the nine months ended September 30, 2022 increased by $17.5 million, or 47.2%, to $54.5 million, compared to $37.0 million during the nine months ended September 30, 2021. The increase was primarily driven by $5.2 million related to stock-based compensation and $3.1 million related to professional, consulting and sponsorship fees, driven by legal expenses and incremental public company costs. Payroll and personnel related expenses, including sales commissions, increased $5.7 million driven by sales growth and increased headcount. Additionally, distribution and freight related costs increased $2.4 million and acquisition related costs increased $0.5 million.

Other Income (Expense), net

The following table summarizes our other income (expense), net for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	Percent Change	2022	2021	Change	Percent Change
Interest income (expense), net	$33,673	$(29,089)	$62,762	(215.8)%	$(27,998)	$(392,990)	$364,992	(92.9)%
Percent of net sales	0.1%	(0.1)%	10 bps	(195.1)%	(0.0)%	(0.3)%	30 bps	(94.3)%
Guarantee fees	—	(141,949)	141,949	(100.0)%	—	(421,220)	421,220	(100.0)%
Percent of net sales	0.0%	(0.3)%	30 bps	(100.0)%	0.0%	(0.3)%	30 bps	(100.0)%
Change in fair value of warrant liability	37,926	2,212,554	(2,174,628)	(98.3)%	566,906	902,528	(335,622)	(37.2)%
Percent of net sales	0.1%	4.6%	-450 bps	(98.6)%	0.3%	0.7%	-30 bps	(49.7)%
Loss on Drawbridge Transaction	—	—	-	—	—	(165,998)	165,998	(100.0)%
Percent of net sales	0.0%	0.0%	0 bps	—	0.0%	(0.1)%	10 bps	(100.0)%
Other income (expense), net	391	39,473	(39,082)	(99.0)%	44,485	77,616	(33,131)	(42.7)%
Percent of net sales	0.0%	0.1%	-10 bps	(99.2)%	0.0%	0.1%	0 bps	(54.1)%

Three months ended September 30, 2022 and 2021

Interest income (expense), net for the three months ended September 30, 2022 decreased by $0.1 million, or 215.8%, to $33.7 thousand, compared to ($29.1) thousand for the three months ended September 30, 2021. This net decrease was primarily due to the repayment of the $20.0 million loan in October 2021. See note 3 and note 10 included within our condensed consolidated financial statements for additional information and “Liquidity and Capital Resources” below.

Change in fair value of the warrant liability for the three months ended September 30, 2022 decreased by $2.2 million, or 98.3% to $38.0 thousand, compared to $2.2 million for the three months ended September 30, 2021. The decrease is due to the change in assumptions used to fair value the warrant, specifically the risk-free rate. The increase in the risk-free rate was driven by increased market rates during the period. See note 13 included within our condensed consolidated financial statements for additional information.

Nine months ended September 30, 2022 and 2021

Interest income (expense), net for the nine months ended September 30, 2022 decreased by $0.4 million, or 92.9%, to ($28.0) thousand, compared to ($0.4) million for the nine months ended September 30, 2021. This net decrease was primarily due to the repayment of the $20.0 million loan in October 2021. See note 3 and note 10 included within our condensed consolidated financial statements for additional information and “Liquidity and Capital Resources” below.

Change in fair value of the warrant liability for the nine months ended September 30, 2022 decreased by $0.3 million, or 37.2% to $0.6 million, compared to $0.9 million for the nine months ended September 30, 2021. The decrease is due to the change in assumptions used to fair value the warrant, specifically the risk-free rate. The increase in the risk-free rate was driven by increased market rates during the period. See note 13 included within our condensed consolidated financial statements for additional information.

Income tax expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	Percent Change	2022	2021	Change	Percent Change
Income tax expense	$-	$78,914	$(78,914)	-100.0%	$207,098	$122,452	$84,646	69.1%
Percent of net sales	0.0%	0.2%	-20 bps	-100.0%	0.1%	0.1%	0 bps	35.4%

Our effective tax rate was 0.0% for the three months ended September 30, 2022, compared to 6.8% for the three months ended September 30, 2021. Our effective tax rate was 7.6% for the nine months ended September 30, 2022, compared to 1.4% for the nine months ended September 30, 2021.

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

As of September 30, 2022, we have not drawn any amounts or initiated any borrowings and the full $15.0 million is available under the Loan Agreement. As of September 30, 2022, we are in compliance with the debt covenants under the Loan Agreement.

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

Our obligations under the 2021 Credit Agreement are guaranteed by Kirin and Mitsui. We are required to pay each guarantor an annual fee equal to 1.20% of each of their $10.0 million guarantees annually and upon the occurrence of any change of control in respect of our company. We recorded $0.1 million and $0.3 million, respectively, of related expense during the three and nine months ended September 30, 2021, which are included within guarantee fees in the condensed consolidated statements of operations.

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

To support the obligation of our subsidiary, Thorne Research, Inc., to make a security deposit under its facility lease in Summerville, South Carolina, SMBC has issued an irrevocable standby letter of credit pursuant to the LC Reimbursement Agreement in the amount of $4.9 million with an original expiration date of December 3, 2019 and automatic renewals until October 31, 2037. This letter of credit has an annual fee of $20 thousand. On October 29, 2021, we deposited $4.9 million into a restricted interest-bearing account with SMBC to fund the standby letter of credit and release guarantees provided by Kirin and Mitsui. During the three and nine months ended September 30, 2021, the Company incurred total guarantee fee expense for the standby letter of credit of $0.1 million, which has been included in guarantee fees in the condensed consolidated statements of operations.

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents and changes in our cash flows for the periods presented:

	September 30, 2022	December 31, 2021	Change
Cash and cash equivalents	$22,508,492	$51,100,915	$(28,592,423)
Restricted cash	4,900,000	4,900,000	-
Cash and restricted cash	$27,408,492	$56,000,915	$(28,592,423)

	Nine Months Ended September 30,
	2022	2021	Change
Net cash provided by (used in) operating activities	$(8,801,208)	$6,140,099	$(14,941,307)
Net cash used in investing activities	$(21,658,455)	$(4,099,622)	$(17,558,833)
Net cash provided by financing activities	$2,199,381	$59,388,154	$(57,188,773)

Operating Activities

Cash provided by operating activities consisted of net income, adjusted for non-cash items, including depreciation and amortization, change in fair value of warrant liability, non-cash lease expense, stock-based compensation and certain other non-cash items, as well as the effect of changes in working capital and other activities.

Net cash used in operating activities increased $14.9 million for the nine months ended September 30, 2022, compared to the corresponding period in the prior year. The increase in cash used is primarily due to a decrease in net income after the impact of non-cash items of $1.5 million and a net decrease in operating assets and liabilities of $13.4 million. These changes in operating assets and liabilities are primarily driven by timing of collections and vendor payments and purchases of inventory during the period. The increased purchases of inventory are primarily due to advanced purchases ahead of demand to mitigate potential supply chain disruption, as discussed above.

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

Net cash used in investing activities increased $17.6 million for the nine months ended September 30, 2022, compared to the corresponding period in the prior year. The increase is primarily driven by the acquisition of Nutrativa for $14.9 million during the first quarter of 2022 and increased purchases of property and equipment of $3.1 million.

Financing Activities

Net cash provided by financing activities decreased $57.1 million for the nine months ended September 30, 2022, compared to the corresponding period in the prior year, when we realized $60.0 million in net proceeds from issuance of common stock in our Initial Public Offering (IPO).

Contractual Obligations and Commitments

We have contractual obligations in the form of noncancelable leases, equipment loans which incur interest and commitments related to certain agreements. As of September 30, 2022, future minimum payments under these obligations were $1.7 million, $6.4 million, $5.0 million, $3.7 million, $3.4 million due in the years ending December 31, 2022, 2023, 2024, 2025 and 2026, respectively. Thereafter, we have remaining obligations totaling $35.7 million. See notes 10, 11 and 16 to our condensed consolidated financial statements for additional information.

Upon the completion of our IPO in September 2021, we raised $60.0 million of net proceeds. As of December 31, 2021, we had $51.1 million of unrestricted cash and cash equivalents. During the nine months ended September 30, 2022, we used $14.9 million to purchase Nutrativa. As of September 30, 2022, we had $22.5 million of unrestricted cash and cash equivalents.

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

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K filed on March 16, 2022, and, during the three and nine months ended September 30, 2022, there were no material changes to those previously disclosed, other than the timing change of the annual goodwill impairment analysis as described in note 2 to our condensed consolidated financial statements.

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

In the ordinary course of our business, we enter into commitments to purchase raw materials over a period of time, generally six months or less at contracted prices. As of September 30, 2022, these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. We do not utilize derivative contracts to hedge existing risks or for speculative purposes.

Interest Rate Risk

We invest excess cash in variable income investments consisting of cash equivalents. The magnitude of the interest income generated by these cash equivalents is affected by market interest rates. We do not use marketable securities or derivative financial instruments in our investment portfolio.

The interest on our bank line of credit is based on variable interest rates, and therefore is affected by changes in market interest rates. As of September 30, 2022, we have not drawn on the line of credit, and therefore a hypothetical increase or decrease in variable interest rates would not have a material impact on our condensed consolidated financial statements.

Currency Risk

As of September 30, 2022, the impact of foreign currency fluctuations is not material to our condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of disclosure controls and procedures is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under potential future conditions. Controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were not effective at a reasonable assurance level as of September 30, 2022 because of the material weakness in internal controls further discussed below. Notwithstanding the material weakness, our management, including our CEO and CFO, has concluded that our unaudited condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Under standards established by the Public Company Accounting Oversight Board (PCAOB), a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Specifically, our management determined that, as of September 30, 2022, we have material weaknesses in each of the following components of the “Internal Control—Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission:

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

We are working to remediate the material weaknesses and are taking steps to strengthen our internal control over financial reporting through the hiring of additional finance and accounting personnel. With the additional personnel, we intend to take appropriate and reasonable steps to remediate these material weaknesses through the implementation of appropriate segregation of duties, formalization of accounting policies and controls and retention of appropriate expertise for complex accounting transactions. However, we cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. As of September 30, 2022, the material weaknesses have not been remediated.

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

We are aware of two U.S. patents with claims relating to compositions of Nicotinamide Riboside – an ingredient contained in several of the Company’s nutritional supplement products. The two patents were issued to the Trustees of Dartmouth College and are licensed to ChromaDex Corporation (ChromaDex), of Los Angeles, California. On December 1, 2020, and February 1, 2021, the Company filed separate petitions for inter partes review against the two patents - U.S. Patent No. 8,383,086 and U.S. Patent No. 8,197,807 - at the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office seeking to invalidate the two patents.

On June 10, 2021, the Patent Trial and Appeal Board issued a decision granting institution of inter partes review against U.S. Patent No. 8,383,086. On May 31, 2022, the Patent Trial and Appeal Board issued a decision in which it invalidated the challenged claim in U.S. Patent No. 8,838,086. On August 2, 2022, the patent owner filed a “Patent Owner Notice of Appeal” with the U.S. Court of Appeals for the Federal Circuit.

On August 12, 2021, the Patent Trial and Appeal Board issued a decision granting institution of inter partes review against U.S. Patent No. 8,197,807. On August 10, 2022, the Patent Trial and Appeal Board issued a decision in which it upheld the patentability of the challenged claims in U.S. Patent No. 8,197,807. On October 20, 2022, the Company filed a “Petitioner’s Notice of Appeal” with the U.S. Court of Appeals for the Federal Circuit.

On May 12, 2021, the Trustees of Dartmouth College and ChromaDex filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging the Company’s infringement of U.S. Patent Nos. 8,383,086 and 8,197,807. The complaint seeks to enjoin us from selling nutritional supplement products that contain Nicotinamide Riboside and further seeks monetary damages for alleged infringement of the patents. On August 20, 2021, the trial judge in the patent infringement litigation issued an Order to Stay the litigation during the pendency of the two inter partes reviews. The Order to Stay remains in effect. On September 21, 2021, the U.S. District Court for the District of Delaware issued a summary judgment holding that U.S. Patent Nos. 8,383,086 and 8,197,807 are invalid in ChromaDex, Inc. and Trustees of Dartmouth College v. Elysium Health, Inc. We have not recorded a loss in connection with this matter because we believe that a loss is currently neither probable nor estimable.

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
101

The following financial information from Thorne HealthTech Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: November 10, 2022