Form 10-K
period 2022-12-31
Thorne Healthtech, Inc.
filed 2023-03-31
CIK 1844280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549a

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 n

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40826

THORNE HEALTHTECH, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	27-2877253
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price as of June 30, 2022, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $65.3 million. For the sole purpose of this calculation, the term "non-affiliate" has been interpreted to exclude directors, officers, and holders of 10% or more of the Company's common stock.

The number of shares of the Registrant’s common stock outstanding as of March 30, 2023 was 53,550,928.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Registrant's definitive proxy statement relating to its 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) contains statements that are based on our management’s expectations, intentions, plans, beliefs and assumptions that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. All statements other than statements of historical facts contained in this Annual Report, including, without limitation, statements regarding the conditions of our industry, our future results of operations and financial position, business strategy, development plans, expected research and development costs, regulatory strategy, product and service development, sales and marketing activities, international expansion efforts, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” "outlook," “contemplate,” “believe,” “estimate,” "forecast," “predict,” “potential," "likely" or “continue” or the negative of these terms or other similar expressions.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements are current only as of the date of this Annual Report, are based upon information available to us as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described in the heading “Summary of Risk Factors” and the risk factors detailed further in Part I, Item 1A and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not place undue reliance on these statements. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in the Company’s other Securities and Exchange Commission (“SEC”) filings. These forward-looking statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update these statements except as required by federal securities laws.

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

Our Purpose

We believe that a personalized and scientific approach to wellness can lead to happier and healthier lives. Our goal is to transform the consumer’s approach to health and wellness and empower our customers to live healthier longer through testing, teaching and proactive measures that help to achieve peak performance and avoid chronic health conditions before they occur.

Who We Are

Thorne is a science-driven wellness company developing innovative solutions for a personalized approach to health and wellness. We seek to bring the scientific rigor of biopharma to the prevention space to help people live longer, healthier lives.
Our unique, vertically integrated brands, Thorne and Onegevity, provide actionable insights and personalized data, products and services that empower individuals to take a proactive approach to improve and maintain their health over their lifetime. By combining our proprietary multi-omics database, artificial intelligence (AI) and digital health content with our science-backed nutritional supplements, we deliver a total system for wellness. We believe our integrated solution will redefine the expectations for good health.

Founded in 1984, Thorne Research was a small company dedicated to being a “thorn” in the side of the traditional supplement industry by making the purest and highest quality nutritional supplements to sell to health professionals. With a vision for an unparalleled health ecosystem fueled by innovation and technology, our current Chief Executive Officer, Paul Jacobson, and his management team acquired Thorne Research in 2010 and co-founded Onegevity in 2018. In early 2021, we completed our acquisition of Onegevity and combined these two complementary companies. During the past 12 years, we have evolved to become a transformative consumer brand, trusted by more than 5 million customers, 47,000 healthcare professionals, thousands of professional athletes, more than 100 professional sports teams and multiple U.S. Olympic teams.

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

Our total addressable market consists of the $358.8 billion global nutritional supplement market (as of 2021 and projected to have a CAGR of 6.3% through 2030 , according to Grand View Research), the $195.1 billion global digital health market (as of 2021 and projected to have a CAGR of 16.1% through 2030, according to FNF Research), the $75.0 billion global drug discovery market (as of 2021 and projected to have a CAGR of 8.9% through 2030, according to Precedence Research) and the $67.3 billion global clinical testing market (as of 2021 and projected to have a CAGR of 6.3% through 2030, according to Straits Research).

Our novel approach seeks to resolve key pain points in the consumer health journey. Our model of test, teach, transform and iterate ensures that consumers are not only active participants in their healthcare, but are also educated and empowered to navigate an overwhelming nutritional supplement marketplace. We help individuals answer the question “what do I take and why?” and are able to personalize nutritional supplement recommendations and protocols because we understand there is no one-size-fits-all solution. Our relentless focus on building a new model of health has resulted in a robust portfolio of science-driven products and high customer satisfaction, as demonstrated by our favorable Net Promoter Score (NPS) of 69 during the year ended December 31, 2022. Our success is not limited to the U.S. market; our Thorne brand was sold in 29 countries in 2022, and we expect to continue to expand internationally.

Our unique go-to-market strategy combines our direct-to-consumer (DTC) and subscription model with an ecosystem of health professionals. We provide customers with direct access to our brand through our mobile, web and Amazon channels. In addition to the DTC channel, our broad range of connected health professionals provides another channel for our products to be marketed and distributed to consumers. We have built our active and growing network to more than 47,000 health professionals, which includes medical doctors, naturopathic doctors, registered dieticians, pharmacists, chiropractors, nutritionists, trainers, acupuncturists and other accredited health professionals.

Thorne: Thorne provides health tests, education, and products that support the optimization of health. We offer health tests to generate comprehensive, personalized molecular portraits for our customers. Our proprietary multi-omics platform, Onegevity, uses the results of these tests to create personalized recommendations, which we believe provide individuals with greater conviction about what actions they need to take, such as consulting with their physician or nutritionist, making a lifestyle change, or using nutritional supplements. All of our tests are performed by reputable third-party clinical laboratories, and the test results and Onegevity-powered AI actionable insights are reviewed by board-certified physicians prior to being delivered to the customer through our website and app.

We have developed premium, high-quality nutritional supplements through our trusted brand, Thorne. We believe that we have established industry leading sourcing, production and testing standards, which are designed to meet or exceed U.S. and international current Good Manufacturing Practice requirements (cGMPs), all of which are subject to third-party certification and audit. We manage nearly all product formulations, ingredients, production processes, documentation, testing and product activities at our facility in Summerville, South Carolina. Our distinguished science and medical teams are advancing an innovative pipeline of products, including a series of next-generation products with nicotinamide riboside (NR), a compound involved in cellular metabolism, which we believe contains properties that support healthy aging at the cellular level.

Health Intelligence: Health Intelligence combines Onegevity's AI and data with professional assistance to map, integrate and understand the billions of dynamic biological features that precisely describe the state of an individual’s health. The platform can be used by customers to manage their own health, and by practitioners and professionals to support patient health and advance their scope of practice. The platform can also be used in the research and development of nutritional supplements and pharmaceuticals by business-to-business (B2B) customers.

Our fast-growing and scaling wellness platform has experienced significant recent growth. Our compelling financial profile is characterized by accelerated year-over-year sales growth, including a focus on steady profitable growth, efficient customer acquisition and strong customer retention.

For the years ended December 31, 2021 and 2022:

•
we generated net sales of $184.3 million and $228.7 million, respectively, representing 33.1% and 24.1% year-over-year growth, respectively;
•
we generated gross profit of $96.4 million and $114.9 million, respectively, representing 52.3% and 50.2% of net sales, respectively;
•
we generated net income of $6.8 million in 2021 and net income of $14.9 million in 2022; and
•
we generated Adjusted EBITDA of $20.6 million in 2021 and $24.5 million in 2022.

See the section titled “Selected Consolidated Financial and Other Data—Adjusted EBITDA and Adjusted EBITDA Margin” for information regarding our use of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

The recent key customer metrics of our business included:

•
customer acquisition costs (CAC) of $39 and life-time value (LTV) of $177, resulting in a 4.5x LTV-to-CAC during the year ended December 31, 2021; compared to a CAC of $38 and LTV of $175, resulting in a 4.6x LTV-to-CAC during the year ended December 31, 2022;
•
active subscriptions of 257,070 and 375,185, as of December 31, 2021 and 2022, respectively, representing year-over-year growth of 45.9%; and
•
average orders per customer of 3.0 during each of the years ended December 31, 2021 and 2022, respectively.

Our management team has decades of experience in the health and wellness industry and several members of our executive team have been with Thorne for more than 10 years. Our scientific team has authored more than 2,800 peer-reviewed publications in top-tier technical journals and hundreds of years of combined scientific industry and research experience.

Recent Developments

Nutrativa Acquisition. In February 2022, we completed the acquisition of Nutrativa LLC (Nutrativa), a company leveraging two-dimensional high-speed printing technology that provides healthier, environmentally superior alternatives to traditional beverages and gummies via dissolvable supplement discs. Following the acquisition, we launched our dissolvable supplement disc product line, beginning with a comprehensive daily multi-vitamin for children. We have also entered into a partnership agreement to produce the supplement discs for private label. We intend to further deploy the innovative technology to address consumer needs in a more sustainable manner and to expand our portfolio of products and services to new health areas and markets.

OneDraw™ Blood Collection Device (OneDraw). OneDraw is currently approved by the U.S. Food and Drug Administration (FDA) as a Class II medical device and has a European Conformity mark for supervised use by health-care professionals to collect blood samples to measure HbA1c for monitoring the long-term control of blood sugar in diabetic individuals. In May 2022, we reported the results of a large-scale surveillance study of more than four thousand participants who repeatedly self-administered COVID-19 serologic testing at 3-month time intervals. Over the 12-month study period, 99.9% of the samples taken with the OneDraw device received by the independent laboratory were successfully processed, demonstrating the reliability of OneDraw's approach in remote blood sample collection. In addition, the majority of the study participants reported preferring the ease-of-use and near pain-free experience of OneDraw over other collection methods. From more recent development efforts, the device now leverages advanced technology that enables cold-chain-free sample preservation at room temperature. OneDraw can also extract higher volumes than other common collection methods, resulting in more sample material available for testing and storage relative to other methods.

In August 2022, OneDraw was certified in Japan as a medical device, having been cleared by the Pharmaceutical and Medical Devices Agency (PMDA). Most recently, OneDraw was selected for use in the Department of Defense's Cancer Moonshot 2.0 Project as part of a President Biden initiative to drive a renewed focus on preventative health and early disease detection. We are currently working with the FDA to clear OneDraw for medical use in unsupervised settings, which would provide us with first mover status in at-home blood sample collection and the ability to extend the offering into our established DTC customer base. We believe these recent developments significantly enhance OneDraw's value proposition and will accelerate strategic partnership opportunities in our numerous end markets, positioning us well to capitalize on projected industry growth rates.

Gut Health Test with Microbiome Wipe. In May 2022, we reported the results of an initial study that validated the performance of our novel wipe-based stool microbiome collection method, when compared to commercially available DNA collection and preservation kits. Following that study, we relaunched our proprietary Gut Health Test with the first-to-market wipe technology that we believe revolutionizes the user experience. We also believe that awareness of the importance of microbiome health and the “gut-brain axis” is growing exponentially on a global stage, and that our first-mover advantage with proprietary technology creates lasting competitive advantages in the DTC space and other end markets such as telehealth, clinical research, and corporate wellness.

New Products. In addition to our new children's multi-vitamin/mineral supplement and health test advancements, we continued to launch innovative, high-value supplement products with clinically backed ingredients, including:

•
Metabolic Health, a combination of bergamot and curcumin, that targets healthy metabolism and supports healthy cholesterol and blood sugar levels;
•
Collagen Fit, a formula combining collagen and NR, intended to support joint and muscle health, cellular energy production, training, recovery, and healthy aging;
•
Ovarian Care, a blend of nutrients and botanical extracts for women seeking support for menstrual regularity and various aspects of reproductive health by balancing hormones, supporting a healthy insulin response, and providing antioxidant support; and
•
Daily Greens Plus, a unique powder formula targeting healthy aging, energy, and focus that combines the highest-quality sources of green nutrition with NR, adaptogens that support a healthy stress response and adrenal function, an antioxidant blend that boosts the body’s defenses against oxidative damage, a mushroom blend that promotes optimal immune function, as well as prebiotic and enzyme support for healthy digestion and gut function.

PreCon Acquisition. In January 2023, we completed the acquisition of PreCon Health, Inc. (PreCon), a company focused on scientific discovery, innovation, and advancing safe and effective products that support healthy brain function. We initially partnered with PreCon in 2021 to bring to market the first multi-ingredient nutritional supplement formulated to support pre- and post-impact brain health, SynaQuell ™ and SynaQuell+ ™. In addition to strengthening our brain health portfolio, this acquisition provides us with the requisite intellectual property for continued development, as well as access to PreCon's top-tier medical and scientific advisory board. We recently completed clinical trials related to the effect of SynaQuell on brain function and subconcussive brain impact, each conducted at the Mayo Clinic. Current details of the clinical trials can be found at clinical trials.gov, and preliminary study results for the completed study are expected to be made available in the first half of 2023.

Thorne HealthTech Platform

Our Technology

We seek to transform the health and wellness market by combining (i) our proprietary technology platform, Onegevity, a comprehensive multi-omics database that uses powerful AI platform, digital twin simulations, and machine learning to map, integrate, and understand the vast numbers of dynamic biological features that describe the state of an individual’s health and provides actionable recommendations of how to improve it. Onegevity provides a comprehensive molecular portrait and personalized recommendations for an individual’s health, based on integrated analysis of longitudinal blood, genetics and gut microbiome profiles.

Our AI model and multi-omics database improves our product formulations and makes our recommendations to customers more precise. Using Onegevity across our product portfolio creates an unparalleled ecosystem where data collected from customers and our network of health professionals strengthens our AI model. We collect and analyze hundreds of personalized tests, evaluations and surveys per day and are able to develop actionable insights from that data on our platform. The data collected from consumers, combined with a powerful AI engine enhances our ability to provide personalized recommendations and education to our customers, driving higher conversion and retention. This system enables us to create better products because we have access to multi-omics datasets, while also helping other businesses, such as those in the pharmaceutical, food and skin care industries, to develop more personalized solutions with our data analytics. The availability of this data may open further opportunities for us in the future to drive revenue by providing data services as a health intelligence provider.

Our Biological Age test is designed to be a simple, quick, and affordable evaluation to determine one’s biological age versus chronological age and to assess the age of an individual’s organs system. The straightforward, easily understood results are designed to guide the recommendations made to optimize wellness and decrease biological age.

Our Products

Nutritional Supplements: We offer premium, high-quality nutritional supplements that are developed with rigorous science and comprehensive testing from start to finish. This includes a suite of nutritional supplement products centered around a novel ingredient, NR, which we believe contains properties that support healthy aging at the cellular level. Onegevity fuels our evidence-based nutritional product development. Our confidence that each product we formulate and manufacture will deliver the intended outcome is based on extensive clinical evidence and medical literature. Our research and development for the formulation of new products is conducted in-house, in collaboration with leading research institutions from around the world. We have a robust product pipeline focused on future high market growth indications and personalization. No single nutritional supplement represented more than 6% of total sales during the year ended December 31, 2022.

Our formulas are of the highest quality offered in the nutritional supplement market, and our manufacturing processes have received among the highest possible ratings in the industry, which is aligned with our unparalleled commitment and adherence to cGMPs and quality throughout our entire supply chain. The quality control and quality assurance for all products are performed in-house in our two state-of-the-art laboratories. We manufacture our products in our 272,000-square-foot Summerville, South Carolina facility which is third-party certified as complying with Good Manufacturing Practice guidelines. To ensure supply chain consistency and to meet the highest quality standards, we thoroughly and frequently test our ingredients for contaminants. We manufacture approximately 25 products certified by NSF International (NSF) as NSF Certified for Sport products. The NSF certification gives athletes complete confidence that our nutritional supplements do not include any banned substances.

We approach the formulation and manufacturing of each product in a scientific, data-driven way, using clinical evidence and medical literature to support the inclusion of each ingredient in individual formulas. Since our inception, we have built and continue to maintain a database of technical evidence, scientific literature, and industry research that we use to substantiate the structure and function claims we make in support of the indications of use, safety, and efficacy of our nutritional supplement products. We focus on using ingredients in our products that are supported by clinical trial data or other credible scientific research.

Moreover, we have conducted additional clinical studies on a significant number of ingredients in our product portfolio either by ourselves, in concert with our strategic partner Indena S.p.A. (Indena), and other research partners like the Mayo Clinic. This includes studies on botanical extracts and small molecule products, including vitamin analogs, such as nicotinamide riboside, and conjugated materials, such as ketogenic esters. Currently, we are participating in more than 20 ongoing clinical trials by supplying products, offering technical advisement or participating as the principal investigators. We do not view the clinical studies on any one of our products as being material to our business.

Health Tests: Customers uncover insights about their health through our tests, which are powered by our proprietary, multi-omic platform. We turn those insights into a personalized plan for how to eat, exercise and choose supplements, based on unique test results. Customers can have our tests delivered to their doorstep, collect biological samples at home, and then can drop their free return envelope in nearly any mailbox. Alternatively, customers can go to a diagnostic laboratory, such as Quest Diagnostics, to have their samples collected and tests performed. After a licensed professional reviews the results, customers receive their comprehensive Onegevity-powered results and evidence-based recommendations online. Our extensive portfolio of health tests includes tests focused on sleep, stress, weight management, gut health, heavy metals, biological age and more.

Our Services

Our platform combines the AI developed by Onegevity with professional assistance to map, integrate and understand the vast numbers of dynamic biological features that precisely describe the state of an individual’s health. The platform is used by customers to manage their own health, and by practitioners and professionals to support patient health and advance their scope of practice. We leverage a portfolio of enterprise-ready models and a proprietary, rapidly expanding multi-omics database to model various stages of health and disease and to help improve health outcomes. Our platform can be used in the development of nutritional supplements and pharmaceuticals by our business-to-business customers.

Health Intelligence: Our Health Intelligence platform provides insights and personalized recommendations as a part of an individual’s health test results. The underlying technology uses pattern recognition, deep neural networks, bioinformatics and our multi-omics database to provide these recommendations. Designed as a multi-tenant capable service, Health Intelligence powers our testing and nutritional supplement channel and also has third-party applications. Pharmacies, health professionals and lifestyle companies can use Health Intelligence to engage, educate and empower their patients and users to make smarter decisions about their health. We put individuals at the center of control of their health journey with direct access to convenient molecular diagnostics and intelligent digital analytics to develop personalized and highly actionable plans to achieve desired health goals.

Discovery: Our Discovery platform is designed to help identify and develop new nutritional and pharmaceutical products. This capability is achieved through predictive algorithms deployed across our multi-omics database, which are further informed by an array of biological and chemical factors, that can identify pharmaceutical agents or natural products likely to have the targeted result. In addition to fueling our internal supplement product research and development, our Discovery platform is able to serve clients in diverse fields, including pharmaceuticals, biotechnology, consumer packaged goods (CPGs) and research clinics. In the past, we have helped clients repurpose existing drugs and compounds, improve existing medications and develop new products.

Thorne Lab: Our new Thorne Lab provides comprehensive wellness assessments that leverage our deep multi-omic datasets and technology to provide a first-of-its-kind, in-person clinical experience that embodies the personalized scientific wellness paradigm. Thorne Lab empowers patients to track their health over time by providing one of the most comprehensive health assessments currently available. As part of a precision wellness programs, a trained independent clinician will guide patients through comprehensive, personalized health assessments that include focus on highly critical but less commonly understudied modules of health, such as cognitive function, grip strength and balance, which are all leading indicators in long-term health, but rarely evaluated when a patient is healthy. We believe that by giving individuals a 360-degree snapshot of their health through our platform, we can identify opportunities that preserve their health and optimize performance. Thorne Lab also equips scientists with longitudinal multi-scale health data and a testbed environment to develop, validate and deploy new products and services. As a result, Thorne Lab creates a virtuous cycle of innovation that radically accelerates the pace at which wellness can be optimized and promising ideas can potentially become clinical practice.

Powerful Health Professional Network

Our network of more than 47,000 health professionals includes medical doctors, naturopathic doctors, registered dieticians, pharmacists, chiropractors, nutritionists, trainers, acupuncturists, and other accredited healthcare professionals. Our annual retention rate with these health professionals was 88% in 2022. Backed by this strong network, we offer convenient testing and data-driven, personalized nutrition, clinically studied supplements and pre- and pro-biotics designed to lower healthcare costs and improve wellness for health professionals and consumers.

Vertically Integrated Product Development Platform

We have built our brand on the core pillars of safety, credibility, quality, and user experience. The foundation for these pillars comes from our vertically integrated capabilities. We believe we are one of the only vertically integrated science-based wellness companies in the world, which enables us to provide our customers with premium products made with the highest quality ingredients. Our platform also provides fixed-cost leverage on increased volumes and optimizes our ability to efficiently monitor and manage our inventory.

Bringing high-quality products to market starts at the source. Our research and development team searches worldwide to find only the highest-quality ingredients to use in our nutritional supplements. We source high-quality ingredients that have been clinically tested, allowing us to better understand each ingredients’ safety and quality profile. To us, “clean” describes supplements that do not contain any harmful, banned, or unnecessary ingredients. Our “No List” guides us every day in choosing which ingredients to source and how to formulate new products. We partner with suppliers whose practices emphasize quality, science, and environmental responsibility. Our single largest provider of botanical materials is Indena, a company based in Milan, Italy, which is well-known for its identification, development, and production of high-quality actives derived from plants. We have access to Indena’s comprehensive botanical compound libraries, which enables throughput functional molecule screening.

Our vertical integration spans from sourcing the highest quality ingredients, research and development activities, product delivery and continued customer engagement. Our product formulation is driven completely in-house by a team of scientists and engineers utilizing proprietary technologies, health intelligence systems, and our Onegevity Discovery AI Platform. This capability drives our data-centric approach to evidence-based nutritional product formulations. The Onegevity Discovery AI Platform delivers molecular insights and personalized health mapping. This system has a one-of-a-kind gene expression library and is one of the world’s most comprehensive multi-omics databases for precision wellness. It has been used to track one of the largest microbiome datasets from skin and gut health covering multiple key diseases. These databases are integrated with product targets and statistical and analytical methods that have been published in top peer-reviewed journals, including Nature, Science, and Proceedings of the National Academy of Sciences.

We develop the optimal product formula to meet the needs of our customers and have the proper facility to maintain control of the manufacturing process. In 2019, we opened our state-of-the-art 272,000-square-foot facility in Summerville, South Carolina. This facility provides significant enhancements to our manufacturing capacity and production efficiencies, research and development platform and in-house laboratory and testing capabilities. This facility demonstrates our commitment to manufacturing all our products in the United States and ensures a quality product is delivered to our growing and loyal customer base. To meet anticipated demand, we are expanding our manufacturing and fulfillment operations in Summerville, South Carolina, with significant incremental capacity coming online in 2023. Please refer to additional discussion within Item 7 Liquidity and Capital Resources of Management's Discussion and Analysis.

Our vertically integrated platform has also enabled the development of a suite of nutritional supplement products centered around a novel ingredient, NR, which we believe contains properties that support healthy aging at the cellular level. Whether it be older consumers looking to stay healthy longer, or younger consumers focusing on their wellness earlier in life, many individuals are seeking new ways to promote healthy aging. We believe NR addresses these demands and presents a significant market opportunity. Through our integrated platform, we have leveraged the trust and manufacturing expertise of Thorne and the power of Onegevity’s engine and multi-omics database to develop and launch our NR-based suite of products.

We believe it is crucial to form relationships with leading industry participants in order to continue to provide innovative products to our customers. Our development ecosystem is comprised of research partners like Mayo Clinic, Legacy Health, Tetra Biopharma, Kyowa Hakko Bio, and a global pharmaceutical company; sponsorship of UFC, Human Powered Health cycling, USA Rugby, Penske Racing, Roush Fenway Racing, and the U.S. Army World Class Athlete Program; and high-profile customers such as individual Navy SEALs, professional teams in the NFL, MLB and NBA and other major athletic organizations.

Our products are subject to four rounds of testing in our state-of-the-art, in-house laboratories. This process includes testing of raw materials and components, which screens for contaminants; in-process testing, which ensures the correct amount of ingredients are used in our formulations; finished product testing, which confirms the identity, potency, and purity of the ingredients, and that no microbiological contamination occurred during manufacturing; and in-house stability testing, which confirms each product will meet its label claims at its expiration date.

During the year ended December 31, 2022, approximately 90% of our nutritional supplement sales were generated by products that we manufactured in-house. We make strategic decisions to use outside contract manufacturers for products like probiotics that cannot be made in the same facility as all our other supplements due to the risk of cross-contamination.

Sales Channel Strategy

Our go-to-market strategy leverages numerous sales channels. Across these channels, a common philosophy guides what we do; put the customer first, meet them on their terms, and cultivate meaningful relationships that grow over time.

Consumers (DTC). We provide consumers with direct access to our brand through our mobile and web channels as well as through Amazon.com via our authorized reseller. Our consumers are 60% female and 40% male, ages 25 to 65 with high household income. We will continue to reach these consumers through our marketing efforts, while also looking for new ways to reach consumers in a brand-aligned way, such as through independent pharmacies and other specialty retail venues.

Athletes. We reach athletes, gyms, professional sports teams, and performance organizations through our world-class partnerships, our Sports Sales Team, and through our web and mobile channels using digital marketing tactics. We will continue to invest in these efforts to reach athletes, while also expanding our reach through strategic initiatives, such as our partnership with CrossFit, where we plan to deploy physical kiosks into a portion of its affiliate gyms.

Health professionals. We have approximately 47,000 healthcare professionals in our network, including medical doctors, naturopaths, registered dieticians, nutritionists, chiropractors, and other accredited healthcare professionals. We reach these professionals through our education programs, such as webinars and conferences, publications and white papers, our Professional Sales Team, as well as through our web and mobile channels.

International. Through joint ventures and distributors, we strive to extend our reach effectively and efficiently outside the United States and capture demand in international markets, including the Asia Pacific, the Middle East and throughout Europe.

B2B. We reach pharmaceutical companies, CPG brands, research clinics, distributors, and other wholesalers with our Business Development Team.

Our Industry and Opportunity

Industry

We participate in the large and growing multi-billion dollar global health and wellness industry. The market is highly fragmented, and no company holds a significant market share. We are redefining consumers' expectations and approach to health and wellness through our portfolio of science-backed personalized solutions that meet the highest standards of quality, safety and efficacy.

Opportunity

We have a significant opportunity to continue to penetrate the product categories and channels we compete in today. In addition, we believe we benefit from several consumer trends.

Consumerization of Healthcare and an Increase of Healthcare in the Home: We believe that in the last 10 years there has been a shift from individuals viewing themselves as patients to viewing themselves as consumers in the healthcare market. This has been demonstrated by the growth of the home healthcare market and increased competition in the healthcare provider marketplace. In an always-connected world of data, individuals expect and demand from healthcare what they are accustomed to in their everyday lives. They demand a personalized and holistic approach to daily wellness and long-term health combined with the convenience of products and services being available at their fingertips, all from the comfort and safety of their home. We believe successfully achieving this approach is only possible through the convergence of medicine and technology. The COVID-19 pandemic has accelerated the trend of healthcare moving to the home, placing a greater impetus on individuals to find new ways to protect their health and fueling resiliency with limited person-to-person interaction.

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

Increased Demand for Safe Nutritional Supplements Driven by Increased Consumer Education and Expanding Datasets: Physicians and other health professionals are motivated to help patients, and increasingly, are measured by patient outcomes. Traditional practitioners are now more and more likely to study and prescribe nutritional supplements due to the growing evidence of the positive impact of supplement use and their safety profile. For example, traditional medical doctors have become an increased focus and now account for more than one-third of our customer base in 2022, thanks to our continued growth initiatives and increased demand from their patients.

In a recent study conducted by the Council for Responsible Nutrition (CRN), it was observed that 80% of Americans are using dietary supplements, up 7% from 2020, and of the respondents surveyed, 79% viewed the dietary supplements industry as trustworthy, versus 74% in 2020. Further, the same study noted that 16.7% of supplement purchases were made online in 2020, up 64% from 2019.

Demand for Convenience: Consumers are increasingly placing more value on an exceptional user experience and a demonstrated willingness to invest in bringing premium products and services into their daily lives. Preferences for digital platforms and subscription-based products and services have increased in demand in recent years. Customers want simplicity and an easily available online option from a trusted and clinically validated brand. Our offerings are built to provide an unmatched user experience and provide information to consumers in a way they can easily understand and manage. Consumers can complete personalized testing, create and update their subscription and learn more about their recommended product suite, all from the comfort of their own home. Our omni-channel distribution model can deliver products to most U.S. consumers within two days or allow them to leverage our network of healthcare professionals to receive their products at their local healthcare practitioner's office. We make our test results and recommendations easy to understand. For example, our Biological Age test and resulting recommendations provide consumers with one easily understood number and an actionable plan with the goal of helping consumers reduce their biological age and extend their health span.

What Sets Us Apart

Our Differentiated Consumer Journey

We believe we provide consumers with one of the world’s most innovative solutions for a personalized approach to health and wellness, delivered through our integrated platform of testing, supplements, and digital health content. Our proprietary platform is redefining consumer health through a model of test, teach, transform, and iterate to address the consumer pain points that exist in the market today. Consumers struggle to navigate confusing supplement categories and the market is crowded with ineffective, low-grade products. Personalization has been shown to deliver better health outcomes, yet current health solutions continue a “one-size-fits-all” approach. The current healthcare system focuses on the treatment of disease, but consumers need and want a proactive, empowered approach to health and wellness focused on maintaining and supporting health and promoting wellness.

We teach individuals about their health and wellness and what is occurring in their bodies and why we recommend specific supplement choices. We aim to address an individual’s health needs and deficiencies with our nutritional supplements, as needed. This is an iterative process and provides a differentiated and simplified journey for our customers to navigate the complicated supplement market and improve their health over time.

Trusted Brand, Products and Services

We believe we are a leader in developing high-quality nutritional supplements in a variety of unique forms. We presently sell more than 300 supplements and health tests. Our network of tens of thousands of health professionals, trainers, and world-class athletes deepens the credibility of our product portfolio. Our offerings are further differentiated by conducting all manufacturing and quality management in the United States. We have strong relationships with our suppliers, predominantly located in Europe and United States, who assist in our product innovation cycle and share our commitment to bringing the highest quality products to our customers.

NSF International evaluates product and ingredient safety through its accredited certification and testing services. The NSF Dietary Supplement Certification Program certifies dietary supplements that meet the requirements of the official American National Standard for Dietary Supplements (NSF/ANSI Standard 173). The certification process includes a toxicology and label review to verify product formulation, testing to identify and quantify dietary ingredients declared on the product label, testing to ensure the product does not contain unacceptable levels of contaminants and annual current Good Manufacturing Practices (cGMP) facility inspections. Our facility has been cGMP certified through NSF since 2015. As part of this certification, our Quality Management system, which includes onsite and third-party laboratory operations, is audited to ensure compliance to cGMPs.

This commitment to quality has contributed to our position as one of the most comprehensive NSF Certified For Sport tested supplement manufacturers in the United States and Canada, with approximately 25 NSF Certified For Sport tested supplement products. The NSF For Sport program in the United States and Canada each certify our nutritional supplements to be free from substances banned by major sporting organizations and enables athletes, dietitians, coaches and consumers make more informed decisions when choosing sports supplements. We believe our supplements line is one of the most extensive NSF Certified For Sport product lines based on publicly available data for the number of certified products by manufacturer, regardless of whether the products are currently on the market; however, there is no publicly available volume or revenue data regarding our competitors’ NSF Certified For Sport supplement products. Although we plan to continue to seek and maintain NSF Certified For Sport certification for certain of our trusted brand of products, we face competition from other manufacturers that have similarly broad lines of NSF Certified For Sport supplement products and target the professional athlete market.

Powerful Data and AI engine

Our AI model and multi-omics database improve our product formulations and make our recommendations to consumers more precise. We collect and process hundreds of personalized tests, evaluations and surveys per day and are able to develop actionable insights from that data with our Onegevity platform. The data collected from customers, combined with a powerful AI engine, enhances our ability to provide personalized recommendations and education to our customers, thereby driving higher conversion and retention. Our platform captures this information which is utilized by our algorithms to create better nutritional supplements with optimal safety and quality and also helps our B2B customers develop more personalized solutions. The availability of this data may open further opportunities for us in the future to drive revenue by providing data services as a health intelligence provider.

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

Founder-Led, Science-Oriented Team

Our team of pioneers brings expertise in science-backed wellness, precision health, systems biology and AI-for-health, and has a proven track record of driving profitable growth. Co-Founder Paul Jacobson built this team with a commitment to redefine what it means to be healthy and to push the limits of human potential. Our experienced and highly regarded team of scientists spans fields such as molecular medicine, neuroscience, immunology and genetics.

Growth Strategies

Grow Brand Awareness

We have a significant opportunity to continue to grow our brand awareness and generate new customers. We intend to invest in brand campaigns, full-funnel marketing tactics, and thought leadership initiatives to drive awareness and new customer growth. Once acquired, our customers have demonstrated brand loyalty, so we are well positioned in the market to expand our customer base and effectively retain customers.

Launch New Products and Expand Content Offerings

We intend to launch new products focused on unmet clinical needs. We will continue to invest in evidence-based nutritional supplement development powered by Onegevity’s proprietary AI engine and multi-omics database. For example, through Onegevity's compound delivery platform, we were able to identify the highly efficacious compound from bergamot extract to formulate our recently launched Metabolic Health product.

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

Further Expand into International Markets

We will continue to build on our network of distributors across Asia, Europe, the Middle East, and South America. We believe we have the regulatory expertise to execute this initiative and to accelerate international growth.

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

Sales and Marketing

We have been able to turn the luxury aspect of Thorne into a competitive advantage by tapping into consumers’ aspiration to be more, where health is the new measure of wealth. To deliver an exceptional brand experience, we focus on:

•
Content: Developing and sharing engaging, research-driven educational information,
•
Community: Engaging our brand ambassadors, influencers, and loyal consumers around their self-optimization and self-investment; and
•
Commerce: Delivering a first-class, frictionless experience for customers.

We will continue to invest in these pillars of our brand experience, while also scaling our brand partnerships and influencers to further grow brand equity. We have a holistic, full-funnel strategy that balances long-term brand objectives with performance marketing goals using a mix of paid, owned, and earned media. Our paid media budget is generally split, with approximately 60% focused on brand tactics and 40% focused on performance marketing tactics. We use large-reach vehicles to provide ample scale and exposure for our audience, such as TV streaming advertising, display, and out-of-home. We also use highly targeted tactics, such as paid social and paid search to build frequency of our product solutions against the right audiences and prompt them to convert.

We maintain a balance between unpaid and paid acquisition, and we prioritize our successful unpaid acquisition strategies and channels. We believe the economics of paid acquisition degrades over time, which is why we have focused on unpaid acquisition. We actively invest in search engine optimization (SEO), improving the user interface and user experience (UI/UX) on our website and mobile application (app), growing our organic social presence, and building new digital products to drive customer engagement. We also are focused on bolstering our earned media efforts to augment our paid and owned strategies by increasing word of mouth and garnering more media placements.

We believe we are well positioned in the market and there is significant room to expand our customer base and convert them into active, recurring customers. Our efficient customer acquisition combined with strong repeat purchase behavior to generate an attractive ratio of customer lifetime value (LTV) to customer acquisition costs (CAC), which was 4.6x in 2022.

Omni-Channel Sales Model

Customers can purchase our products through our omni-channel model consisting of both our DTC platform and our large network of health professionals.

There are two typical consumer pathways to purchasing our supplement products for the first time through our DTC channel. The first common pathway is through our educational platform, where a consumer searches for a specific ingredient, health concern or product, and due to targeted advertising or positive media content, they land on our website to learn more. Once on our site, the consumer may read our Take 5 Daily blog articles or take a product quiz to help determine the best product to meet his or her needs. An interested consumer typically purchases one to two nutritional supplement products on average, with an average unit price of $34.37, either through our website, app or third-party site such as Amazon. We have an average rating of 4.6 stars across our products on Amazon, which we believe to be among the highest in the industry. Our platform also enables customers to easily choose personalized plans through our subscription service.

The second pathway occurs when a consumer searches for a data-driven approach to determine the best product to meet his or her needs. These consumers typically find our website due to targeted advertising or positive media content and purchase one health test for an average price of $159.00 through our website or app. This consumer then collects a bio sample, mails the sample to a third-party laboratory, and receives his or her test results on Thorne.com within seven to ten business days. Within the results, the consumer can review his or her health insights and personalized recommendations on diet, lifestyle and supplementation. From there, the consumer converts and purchases on average one to two of our supplement products. For customers in this second pathway, we receive revenue from the testing fee and from our supplement product sales. As a result of our merger with Onegevity, we expect the traffic to our websites through this second pathway to continue to increase and to realize increasing revenue as a result of the synergy with our supplement products.

Our platform enables customers to easily choose personalized plans through our subscription service. Customers may also choose to subscribe through Total subscriptions grew from 257,070 in 2021 to 375,185 in 2022, a 45.9% year-over-year growth rate. We plan to further expand this channel in order to continue building a strong recurring revenue stream. We have made significant investments in our supply chain logistics in order to offer shipping anywhere in the United States within two days.

In addition to our robust DTC channel, we have also grown our network of more than 47,000 health professionals across the world who recommend our products to their patients when appropriate. We are a trusted brand by top health professionals all over the world. According to the Holistic Primary Care’s 2016 Practitioner Survey Report, we are the most dispensed brand by health professionals with 30- to 40-year-old patients. This ecosystem provides a separate channel to reach our customers. Our team of more than 25 sales professionals continue to expand this network, educating health professionals of the benefits to using our products. As we continue to see more and more patients seeking safe, effective nutritional supplements for their health, our products have become increasingly popular through this channel. Thousands of our trusted health professionals recommend our products to their patients through “online dispensing,” whereby consumers can avoid going to a retailer and instead purchase any recommended products directly through our website using their health professional’s trusted recommendations and unique code. Health professionals also have the option to buy our products directly to resell in their offices. This continues to increase our brand awareness while also benefiting patients who are being treated by our network of health professionals. We continue to see the adoption through this channel, demonstrated by continued year-over-year sales growth of 18.4% in 2021 and 18.5% in 2022.

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

Clinical Laboratory Partners

We partner with independent certified clinical laboratories, such as ZRT Laboratory, CosmosID, and Quest Diagnostics, to process, and in some cases, produce, the tests that we offer. These laboratories are responsible for receiving and logging samples, preparing samples for processing, processing samples, and performing quality assurance and quality control to assure the validity of all test results before returning results to our network of physicians for assessment. The samples these laboratories process on our behalf include saliva-, blood-, stool- and urine-derived samples.

Competition

We are building a new health category to develop personalized nutritional solutions to improve health with the same degree of scientific rigor that pharmaceutical and biotechnology companies are using for disease treatment. We are at the intersection of and compete against companies that offer DTC subscriptions, digital health services, personalized consumer products, and data-enabled wellness solutions. Due to our comprehensive approach to health and wellness, we currently compete with different health and wellness companies in different markets, such as Nestle Health Science and Metagenics in the nutritional supplement market, Hims, 23and Me, and Livongo in the health services and online testing market, and companies in the AI-driven healthcare market. The market for our products and services is highly fragmented, with many global players participating across category segments in which no single company has obtained more than a 5% market share. We believe no single competitor offers a similarly comprehensive, vertically integrated platform combining product efficacy with personalized health and wellness solutions to consumers, health professionals and corporations.

We believe the principal competitive factors in our market are product quality, customer experience, brand awareness and loyalty, reliability and trust. We believe we differentiate ourselves from our competitors by our relentless pursuit of science-based, personalized health and wellness solutions.

Research and Development

We plan to continue to devote significant resources to research and development. Our research and development organization is responsible for the design, architecture, and operation of our personalized testing platform and nutritional supplement products. Our personalized testing platform includes more than 10, such as the Biological Age test and Gut Health test. We develop new nutritional products through evidence-based product development in areas such as healthy aging and cognition. We pioneered a drug-supplement mapping system that, through AI, helps develop a new B2B pipeline to support product development of our B2B partners, such as pharmaceutical and CPG companies.

We continue to innovate in many areas, such as the development of Thorne Lab. Our Thorne Lab assessments provide an in-person clinical experience powered by AI, which we believe will help expand the personalized scientific wellness paradigm. By enabling individuals to obtain a 360-degree snapshot of their well-being, we believe Thorne Lab empowers individuals to identify opportunities that preserve their health and optimize performance. Thorne Lab also equips scientists with longitudinal multi-scale health data and a testbed environment to develop, validate and deploy new products and services. As a result, Thorne Lab creates a virtuous cycle of innovation that radically accelerates the pace at which wellness can be optimized and promising ideas can potentially become clinical practice.

We are also developing two new advanced tests. The first is our brain health test that will combine blood testing, health histories and cognitive assessments. The second is a metabolomics-based test that will provide our most comprehensive information to date, providing deep health insights and informing personalization around the majority of our product portfolio.

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

As of December 31, 2022, we held 72 active registered trademarks in the United States, primarily for product names, tag lines, and several THORNE marks; we have been issued one pending Notice of Allowance by the U.S. Patent and Trademark Office (USPTO), and we have several active trademark applications pending at the USPTO. Internationally, we received trademarks for THORNE in one or more classes in the following jurisdictions: Canada, China, European Union (27 member states), Hong Kong, Indonesia, Japan, Mexico, New Zealand, Philippines, Russia, Kingdom of Saudi Arabia, United Arab Emirates, and United Kingdom. We have trademark applications for THORNE in one or more international classes currently pending in the following jurisdictions: Australia, Brazil, Brunei, China, India, Malaysia, Qatar, Russia, Serbia, Singapore, South Korea, Taiwan, Thailand, Ukraine, and Vietnam.

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

Our industry is characterized by the existence of many patents and frequent claims and related litigation based on allegations of patent infringement or other violations of intellectual property rights. We believe that competitors will try to develop products that are similar to ours and that may infringe our intellectual property rights. Our competitors or other third parties may also claim that our solutions infringe their intellectual property rights. Some companies in our industry have extensive patent portfolios. From time to time, third parties have in the past and may in the future assert claims of infringement, misappropriation and other violations of intellectual property rights against us or our customers or partners, with whom our agreements may obligate us to indemnify against these claims. Successful claims of infringement by a third-party could prevent us from offering certain products or features, require us to develop alternate, non-infringing technology, which could require significant time and during which we could be unable to continue to offer our affected products or solutions, require us to obtain a license, which may not be available on reasonable terms or at all, or force us to pay substantial damages, royalties or other fees. Moreover, our solutions incorporate software components licensed to the general public under open source software licenses. We obtain many components from software developed and released by contributors to independent open source components of our solutions. Open source licenses grant licensees broad permissions to use, copy, modify and redistribute our platform. As a result, open source development and license practices can limit the value of our software copyright assets. For additional information, see the section titled “Risk Factors—Risks Related to our Business – Risks Related to our Intellectual Property.”

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

We used the COVID-19 pandemic as an opportunity to learn from our employees. We established the Thorne United Committee, an action committee derived from all of our departments, which examined how we paid people, our role in the community, the diversity of our staff, the childcare issues facing employees, the potential for adult education programs, mentoring by senior staff and opportunities for college and trade school scholarships.

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

Our culture is built on equality, where people of all backgrounds and experiences are both celebrated and encouraged. As of December 31, 2022, women constitute 40% of the leadership roles across our company and minorities represent 38% of our total employees. This group of leaders operates across multiple departments, including research and development, finance, marketing, bioinformatics, product development and customer service.

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

A belief to lead from the front. Our mission is to be the world’s leader in scientific wellness. This is the bedrock of our organization’s culture and it drives us to become the market leader in research and development, bringing innovative new products to market that address unmet clinical needs. Our goal is to innovate and provide new ways to think about health, performance and wellness.

Human Capital

We are extremely proud of our team, which embodies a diverse mix of backgrounds, industries and levels of experience, united in the shared belief that we can help people lead healthier, happier lives with longer health spans. As of December 31, 2022, we had 544 full-time employees across our company. Of these employees, 281 were in manufacturing, 48 were in sales and marketing, 68 were in customer service and shipping, 59 were in medical, research and development and 88 were in general and administrative functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we believe the relationship between management and employees is one that has developed over mutual trust and is in good standing.

Sustainability

We care deeply about the origins of our ingredients. We only partner with suppliers whose practices emphasize quality, science and responsibility. Higher quality ingredients that meet our stringent specifications of potency, purity and absorption ultimately translate into better health and wellness. We believe that the environment should not be compromised for the sake of profits. To us, doing our part to protect the environment and its resources goes hand-in-hand with our quality standards. We take pride in being a steward of the botanical ingredients we use in our products. If we happen to learn a botanical ingredient is becoming endangered or over sourcing is diminishing its supply, we will discontinue its use in our product line.

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

On July 28, 2021, we entered into a lease for a to-be-constructed 360,320 square-foot industrial facility in Summerville, South Carolina, directly adjacent to our primary facility. This lease will commence upon the completion of construction of the facility, which is currently estimated to be during the second quarter of 2023 and will terminate upon the thirteenth anniversary of the commencement date. We have the right to renew for one additional term of five years. Upon commencement of this lease, we plan to relocate certain warehousing and certain materials-processing production activities from our primary manufacturing facility to provide additional space for expansion of our current manufacturing and production capabilities in support of our continued growth.

We also maintain a 16,896 square-foot warehouse in Benicia, California that services Midwest and West Coast product fulfillment operations. This lease terminates in January 2025. We have the right to renew for one additional term of five years.

Our corporate headquarters in New York, New York consists of 3,500 square-feet of space and primarily houses executive management, business development, corporate marketing and Onegevity personnel. The leases for this office space expire in 2027.

In addition, our information management and digital marketing staff, including our Chief Technology Officer, occupy a 2,500 square-foot facility in Madison, Wisconsin. The lease for this office expires in October 2024.

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

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA application. The FDA requires each manufacturer to determine whether the proposed change requires a new submission in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. Many minor modifications are accomplished by a letter-to-file in which the manufacturer documents the change in an internal letter-to-file. The letter-to-file is in lieu of submitting a new 510(k) to obtain clearance for such change. The FDA can always review these letters to file in an inspection. If the FDA disagrees with a manufacturer’s determination regarding whether a new premarket submission is required for the modification of an existing 510(k)-cleared device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. In addition, in these circumstances, the FDA can impose significant regulatory fines or penalties for failure to submit the requisite application(s).

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

State Corporate Practice of Medicine and Fee Splitting Laws

Our relationships with physicians and other health professionals are subject to various state laws, which are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment and prohibiting the sharing of professional services income with non-professional or business interests. These laws vary from state to state and are subject to broad interpretation and enforcement by state regulators. A determination of non-compliance could lead to adverse judicial or administrative action against us and/or our providers, civil or criminal penalties, receipt of cease-and-desist orders from state regulators, loss of provider licenses, or a restructuring of our arrangements with our affiliated professional entities.

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

The U.S. federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The majority of states also have antikickback laws, which establish similar prohibitions, and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers and self-pay patients.

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

The federal Health Insurance Portability and Accountability Act of 1996 created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Environmental Matters

Our manufacturing processes and those of our suppliers involve the use of hazardous materials and chemicals and produce waste products. We and our suppliers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. For example, the U.S. Environmental Protection Agency (EPA), regulates the generation and disposal of certain hazardous wastes. Additionally, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and other state, local or foreign laws may impose liabilities for the costs of remediating contaminated real property. We may also be subject to environmental, health and safety claims and proceedings. While we believe we are in compliance with applicable environmental regulations, the failure to fully comply with any such regulations could result in the imposition of significant penalties, fines and/or sanctions which could have a material adverse effect on our business.

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

Available Information

We maintain a website with the address of https://www.thorne.com. You may obtain at our website, free of charge, copies of our reports filed with, or furnished to, the Securities and Exchange Commission (the "SEC") on Forms 10-K, 10-Q and 8-K. The SEC also maintains a website, with the address of www.SEC.gov, which contains reports, proxy and information statements, and other information filed electronically or furnished to the SEC.

In addition, you may view and obtain, free of charge, at our website, copies of our corporate governance materials, including: Certificate of Incorporation, Amended and Restated Bylaws, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, and the Nominating and Corporate Governance Committee Charter. Unless specifically incorporated by reference, the information contained on our website is not a part of this Annual Report on Form 10-K.

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

Risk Factors Summary

The following is a summary of the principal risks that could materially adversely affect our business, results of operations, and financial condition. Additional discussion of the risks included in this summary, and other risks that we face, can be found below and should be read together with other information in this Annual Report on Form 10-K and other filings we make with the SEC. This summary should not be relied upon as an exhaustive summary of the material risks facing our business.

•
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
•
Unfavorable publicity or customer perception of our products and any similar products distributed by other companies could have a material adverse effect on our business. Additionally, adulterated or counterfeit products appearing on the market under the Thorne brand may subject us to costs or liabilities or damage our reputation and brand.
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
•
We operate in a highly competitive market and we may be unable to compete successfully against existing and future competitors.
•
Any additional fundraising efforts may divert our management from day-to-day activities, which may adversely affect our ability to develop and commercialize our products and services, and we can provide no assurance that such funding will be available on terms that are acceptable to us, or at all.
•
Failure to comply with any of the financial covenants under the Company’s credit agreement could result in an event of default which may accelerate our outstanding indebtedness or other obligations and have a material adverse impact on our business, liquidity position and financial position.
•
Unfavorable U.S. or global economic conditions as a result of the COVID-19 pandemic, international conflicts, or otherwise, could adversely affect our ability to raise capital and our business, results of operations and financial condition.
•
An economic downturn, economic uncertainty or inflation may adversely affect customer discretionary spending and demand for our products and services.
•
Our nutrition-oriented educational activities may be impacted by government regulation or our inability to secure adequate professional liability insurance.
•
If our products do not have the effects intended or cause undesirable side effects, our business may suffer.

•
Increases in ingredient costs, long lead times, supply shortages and supply changes could disrupt our supply chain and have an adverse effect on our business, financial condition and operating results.
•
Our operating results could be adversely affected if we are unable to accurately forecast customer demand for our products and services and adequately manage our inventory.
•
We acquire ingredients for our products from foreign suppliers and may be negatively affected by the risks associated with international trade and importation issues.
•
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
•
We depend on key personnel, the loss of any of which could negatively affect our business.
•
Our future success depends on our ability to attract and retain highly skilled personnel and senior management.
•
We plan to expand into international markets, which will expose us to significant risks.
•
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
•
Our business depends on network and mobile infrastructure and our ability to maintain and scale our technology. Any significant interruptions or delays in service on our apps or websites or any undetected errors or design faults, including flaws in security design, could result in limited capacity, reduced demand, processing delays and loss of customers.
•
Our ability to use our net operating loss to offset future taxable income may be subject to certain limitations.
•
We may engage in merger and acquisition activities, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.
•
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
•
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which would harm our business.
•
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operation could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
•
We are subject to regulation by various federal, state and foreign agencies that require us to comply with a wide variety of regulations, including those regarding the manufacture of products, advertising and product label claims, the distribution of our products and environmental matters. Failure to comply with these regulations could subject us to fines, penalties and additional costs.
•
Changes in the way that the FDA and other agencies regulate the tests and other products and services we offer, or the FDA’s disagreement as to the regulatory classification of our tests or other products, could result in the delay or additional expense in offering the tests or products, or otherwise impact our business.
•
After clearance or approval of any of our products, we are subject to continuing regulation by the FDA, and if we fail to comply with FDA regulations, our business could suffer.
•
If we modify our 510(k)-cleared products without FDA clearance, the FDA could retroactively determine that the modifications were improper and require us to stop marketing and recall the modified products.
•
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
•
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

•
We are dependent on our relationships with healthcare professionals to provide healthcare services, and our business would be adversely affected if those relationships were disrupted.
•
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
•
We may not be able to protect our intellectual property rights throughout the world.
•
The market price of our common stock may be volatile, and you could lose all of part of your investment.
•
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the market price and trading volume of our common stock could decline.
•
Sales, directly or indirectly, of a substantial amount of our common stock in the public markets by our existing security holders may cause the price of our common stock to decline.

Risks Related to Our Business and Industry

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
•
the impact of force majeure events, including pandemics, international wars, on the economy, investment in the health and wellness industry, our business operations, and resources and operations of our customers, suppliers and distributors;
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

Our products, including nutritional supplements and health tests, may contain defects or errors and may not perform as intended. These defects or errors could result in a product recall, market withdrawal, negative publicity or other events that would result in harm to our reputation, loss of customers or revenue, refunds, order cancellations, subscription terminations and lack of market acceptance of our products and services. In addition, Onegevity offers health-related services through Thorne’s digital platform as well as directly to business customers. Our Onegevity engine relies on third-party testing facilities to process the customer tests and generate patient data and physicians to interpret these results. These services may contain undetected defects, errors or vulnerabilities currently or when new versions or enhancements are released. These defects and errors may also result in Onegevity’s engine providing inaccurate recommendations to our customers. As the use of our Onegevity technology grows and we add new features, we may be subject to increased scrutiny, reputational risk and liability should there be a data breach or if our platform fails to perform as anticipated. Any such defects, errors or vulnerabilities would require us to take remedial action, which could require us to allocate significant research and development and customer support resources to address any such problems. Further, as we make acquisitions, we may encounter difficulties in integrating acquired technologies into our services and in augmenting those technologies to meet the quality standards that are consistent with our brand and reputation.

Our agreements with customers, distribution partners and other third parties may include indemnification provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred in connection with any such defects or errors of our products or services, or other liabilities relating to or arising from our products or services. Some of these indemnity agreements provide for uncapped liability for which we would be responsible, and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, financial condition and results of operations. Although we attempt to contractually limit our liability with respect to such indemnity obligations, we are not always successful and may still incur substantial liability related to such claims. In addition, although we carry general liability insurance, our insurance against this liability may not be adequate to cover a potential claim, and such coverage may not be available to us on acceptable terms, or at all. Any dispute with a customer or other third-party with respect to such obligations could have adverse effects on our relationship with such customer or other third-party, our reputation and demand for our platform. Any of the foregoing could adversely affect our business, financial condition and results of operations.

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

Unfavorable publicity or customer perception of our products and any similar products distributed by other companies could have a material adverse effect on our business. Additionally, adulterated or counterfeit products appearing on the market under the Thorne brand may subject us to costs or liabilities or damage our reputation and brand.

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

Additionally, we are aware of a limited number of adulterated or counterfeit supplement products sold under our brand that did not contain the labeled ingredients intended to be present, did not perform as intended, and may have been placed on the market in an attempt to damage our reputation and brand. Although the ingredients contained in the supplements were harmless, adulterated or counterfeit supplements sold under our brand in the future could contain harmful ingredients or may not perform as intended. Furthermore, a counterfeit test sold may not produce accurate test results. In the future, we could become involved in investigations with the FDA or other federal and state agencies as a result of adulterated or counterfeit supplements or tests. We may incur costs or liabilities resulting from an investigation or become involved in product liability litigation resulting from adulterated or counterfeit supplements or tests. Even if there is no customer harm, adulterated or counterfeit products that do not perform as intended could damage our reputation and brand and lead to a loss of customer sales as a result.

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

We expect that our existing cash as of the date of this Annual Report will be sufficient to fund our operating expenses and capital expenditures for at least the next 12 months. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

Failure to comply with any of the financial covenants under the Company’s credit agreement could result in an event of default which may accelerate our outstanding indebtedness or other obligations and have a material adverse impact on our business, liquidity position and financial position.

On December 21, 2022, the Company entered into a Credit Agreement (the "2022 Credit Agreement") with Fifth Third Bank, N.A. which provides for a $12 million term promissory note and a $45 million revolving credit promissory note, each with a maturity date of December 21, 2027. The 2022 Credit Agreement fully replaces our $15 million revolving line of credit issued under the April 8, 2022 loan agreement with Bank of America, N.A.

The 2022 Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, certain non-financial covenants and two financial covenants. One financial covenant requires the Company to maintain, at all times, a senior net leverage ratio of not more than (a) 3.0:1.0 as of the end of the Fiscal Quarters ending March 31, 2023; June 30, 2023; and September 30, 2023; (b) 2.75:1.0 as of the end of the Fiscal Quarters ending December 31, 2023; March 31, 2024; June 30, 2024; and September 30, 2024; (c) 2.50:1.0 as of the end of the Fiscal Quarters ending December 31, 2024; March 31, 2025; June 30, 2025; and September 30, 2025; (d) 2.25:1.0 as of the end of the Fiscal Quarters ending December 31, 2025; March 31, 2026; June 30, 2026; and September 30, 2026; and (e) 2.0:1.0 as of the end of the Fiscal Quarters ending December 31, 2026; March 31, 2027; June 30, 2027; and September 30, 2027. The other financial covenant requires the Company to maintain, at all times, a fixed charge coverage ratio of no less than 1.20:1.0, as of the end of any fiscal quarter ended, commencing with the fiscal quarter ending March 31, 2023.

The Company was in compliance with its non-financial and financial covenants as of December 31, 2022. Failure to comply with the foregoing non-financial and financial covenants, if not cured or waived, will result in an event of default that could trigger acceleration of our indebtedness, which would require us to repay all amounts owed under the 2022 Credit Agreement and could have a material adverse impact on our business, liquidity position and financial position.

We cannot be certain that our future operating results will be sufficient to ensure compliance with the financial covenants in our 2022 Credit Agreement or to remedy any defaults. In addition, in the event of any event of default and related acceleration, we may not have or be able to obtain sufficient funds to make the accelerated payments required under the 2022 Credit Agreement.

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

Our operations and financial performance may be affected by general macroeconomic conditions, consumer confidence and discretionary spending habits. Consumer spending habits are affected by, among other things, inflation, weakness in general economic conditions, recessions, pandemics, wars and military actions, levels of employment, salaries and wage rates, debt obligations, discretionary income, interest rates, volatility in capital markets, consumer confidence and consumer perception of current and future economic conditions. Declines in, or uncertain economic outlooks for, the U.S. or certain international economies could adversely affect consumer spending habits which may, among other things, result in a decreased demand for our nutritional supplements and health tests, which could materially adversely affect our revenues and operating results. Inflation increases domestic and international shipping costs, raw material prices, and labor rates. The continued increase in fuel prices could also have an effect on consumer spending and on our costs of producing, procuring and shipping our products. We may be unable to, or choose not to, recover our increase in costs from our customers leading to a reduction in operating results. In situations where we attempt to pass our increased costs on to our customers, our ability to recover these cost increases through price increases may lag, resulting in delayed operating results. Any attempts to offset cost increases with price increases may result in greater reductions in sales, increased customer dissatisfaction with our products or otherwise harm our reputation. We are also unable to predict the impact of efforts by central banks to combat elevated levels of inflation. Increases in lending rates may reduce economic activity. If downward pressures continue due to these economic factors, this may lead to a recession. If a recession occurs, economies weaken, fuel prices continue to increase or inflationary trends continue, our business and operating results could be materially and adversely affected.

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

A key element of our strategy is to generate a significant number of visitors to, and increase their use of, our apps and websites. Our reputation and ability to acquire, retain and serve our customers are dependent upon the reliable performance of our apps and websites and the underlying network infrastructure. As our base of customer and the amount of information shared on our apps and websites continue to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts on computing, including cloud computing and the related infrastructure, to handle the traffic on our apps and websites. The operation of these systems is complex and could result in operational failures. In the event that the traffic of our consumers exceeds the capacity of our current network infrastructure or in the event that our base of consumers or the amount of traffic on our apps and websites grows more quickly than anticipated, we may be required to incur significant additional costs to enhance the underlying network infrastructure. Interruptions or delays in these systems, whether due to system failures, computer viruses, physical or electronic break-ins, undetected errors, design faults or other unexpected events or causes, could affect the security or availability of our apps and websites and prevent our consumers from accessing our apps and websites. If sustained or repeated, these performance issues could reduce the attractiveness of our product and service offerings. In addition, the costs and complexities involved in expanding and upgrading our systems may prevent us from doing so in a timely manner and may prevent us from adequately meeting the demand placed on our systems. Any internet or mobile platform interruption or inadequacy that causes performance issues or interruptions in the availability of our apps or websites could reduce customer satisfaction and result in a reduction in the number of customers using our offerings.

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

We currently rely upon third-party data storage providers, including cloud storage solution providers, such as Amazon Web Services. Nearly all of our data storage and analytics are conducted on, and the data and content we create associated with sales on our apps and websites are processed through servers hosted by these providers, particularly Amazon Web Services. We also rely on email service providers, bandwidth providers, internet service providers and mobile networks to deliver email and “push” communications to consumers and to allow consumers to access our websites. If our third-party vendors are unable or unwilling to provide the services necessary to support our business, or if our agreements with such vendors are terminated, our operations could be significantly disrupted. Some of our vendor agreements may be unilaterally terminated by the licensor for convenience, including our agreement with Amazon Web Services, and if such agreements are terminated, we may not be able to enter into similar relationships in the future on reasonable terms or at all.

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

Our customers pay for our products and services using a variety of different payment methods, including credit and debit cards, gift cards and online wallets. We rely on internal systems as well as those of third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are disruptions in our payment processing systems, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, or changes to rules or regulations concerning payment processing, our revenue, operating expenses and results of operation could be adversely impacted. Compliance with the Payment Card Industry Data Security Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention, and any security incident involving cardholder data could subject us to significant penalties and liability. We leverage our third-party payment processors to bill customers on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we will have to find alternative methods of collecting payments, which could adversely impact customer acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and if not adequately controlled and managed could create negative customer perceptions of our service.

Our ability to use our net operating loss to offset future taxable income may be subject to certain limitations.

As of December 31, 2022, we had U.S. federal net operating loss carryforwards (NOLs) and state NOLs of approximately $29.1 million and $47.1 million, respectively, due to prior period losses that if not utilized the federal operation loss carryforwards incurred before January 1, 2020, will begin to expire in 2030. The federal operating losses incurred in 2018 and beyond do not expire. The state operation loss carryforwards do not expire. Realization of these NOLs depends on future income, and there is a risk that our existing NOLs could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.

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

During 2022, we completed a Section 382 study and concluded that an ownership change under Section 382 occurred as a result of an equity event in 2018, resulting in a Section 382 limitation that applies to all Health Elements, LLC NOLs prior to the 2018 equity event. We have adjusted our NOL carryforwards to address the impact of the Section 382 ownership changes. This resulted in a reduction of available federal and state NOLs of $23.2 million and $18.8 million, respectively.

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

As part of our business strategy, we may periodically acquire or make investments in companies that we believe will enhance our products, services or technology in the future. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all, in the future. If we complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by customers or investors. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses and adversely impacting our business, financial condition and operating results. In addition, we may be exposed to unknown liabilities and the anticipated benefits of any acquisition, investment or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company.

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

To date, we have never conducted a review of our internal control for the purpose of providing the reports required by the Sarbanes-Oxley Act. During our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. In connection with the audit of our financial statements for the year ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting related to an ineffective design of certain management review controls, including insufficient controls required to validate the completeness and accuracy of underlying data, ineffective controls related to the preparation and review of the annual income tax provision and related footnote disclosures under ASC 740, ineffective controls to sufficiently identify, evaluate, and disclose related party transactions, and insufficient controls required to accurately account for complex, non-routine and significant and unusual transactions, including accounting for non-routine or unusual contracts with customers in accordance with ASC 606 and accounting for business combinations in accordance with ASC 805. Additionally, we identified material weaknesses related to the insufficient design of information technology general controls ("ITGCs") in the areas of logical security access and change management, which have not been remediated as of December 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

We continue to take certain actions to address the control deficiencies in our financial reporting and IT environment, including by hiring additional qualified accounting and financial reporting personnel, and the development and implementation of processes and controls. We have also begun to review and improve the documentation of our accounting and financial processes and internal controls, build out our financial management and reporting systems infrastructure, and further develop and formalize our accounting policies and financial reporting procedures, which includes ongoing senior management review and enhancing our audit committee oversight. While we have begun taking measures and plan to continue to take measures to design and implement an effective control environment, we cannot assure you that the measures we have taken to date and other remediation and internal control measures we implement in the future will be sufficient to remediate our current material weaknesses or prevent future material weaknesses. We may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

Laboratory-developed tests (LDTs) are in vitro diagnostic tests that are intended for clinical use and are designed, manufactured and used within a single laboratory. Although LDTs are classified as medical devices and the FDA has statutory authority to ensure that medical devices are safe and effective for their intended uses, the FDA has historically exercised enforcement discretion and has not enforced certain applicable FDA requirements, including premarket review, with respect to LDTs. Moreover, in August 2020, the HHS announced that the FDA will not require premarket review of LDTs absent notice-and-comment rulemaking.

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

In addition, the FDA and Congress have considered a number of proposals to end the FDA’s enforcement discretion policy for LDTs and subject LDTs to additional regulatory requirements. For example, Congress has recently been working on legislation to create an LDT and in vitro diagnostic regulatory framework for all in vitro clinical tests (IVCTs), that would be separate and distinct from the existing medical device regulatory framework. In March 2020, members of the U.S. House of Representatives formally introduced the Verifying Accurate Leading-edge IVCT Development Act of 2020 (the VALID Act) in the House and an identical version of the bill was introduced in the U.S. Senate. On June 24, 2021, a revised version of the VALID Act was introduced by members of the U.S. House of Representatives and the Senate. The VALID Act would create a new category of medical products separate from IVCTs and subject all such products to FDA oversight. As proposed, the bill grandfathers many existing tests from the proposed premarket approval, quality systems, and labeling requirements, but would require such tests to comply with other regulatory requirements (for example, registration and notification, adverse event reporting). The bill also provides for IVCTs introduced before the effective date, drafted to be approximately four years after the enactment date, to be transitional and remain on the market subject to certain conditions. It is unclear whether the VALID Act or any other legislative proposals will be passed by Congress or signed into law by the President. Depending on the approach adopted under any legislation, certain LDTs, likely those of higher risk, could become subject to some form of premarket review, potentially with a transition period for compliance and a grandfathering provision.

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

If this were to happen, we or our suppliers may be required to obtain premarket clearance or approval of the tests we offer, or our marketing practices relating to the relevant tests may be impacted. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and our suppliers may not be able to obtain these clearances or approvals on a timely basis, if at all. If we or our suppliers are required to conduct clinical trials, delays in the commencement or completion of clinical testing could significantly increase our test development costs and delay commercialization of any currently marketed tests that we may be required to cease selling or the commercialization of any future tests that we may develop. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial.

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

We and our suppliers are also subject to other federal, state, and foreign regulations concerning the manufacture and sale of the tests we offer. Failure to comply with U.S. federal, state and foreign governmental regulations could lead to the issuance of warning letters or untitled letters, the imposition of injunctions, suspensions or loss of regulatory clearance or approvals, product recalls, termination of distribution, product seizures or civil penalties. In the most extreme cases, criminal sanctions or closure of our suppliers’ manufacturing facilities are possible. The occurrence of any of these events may have an adverse impact on our business, financial condition and results of operations.

After clearance or approval of any of our products, we are subject to continuing regulation by the FDA, and if we fail to comply with FDA regulations, our business could suffer.

Even after clearance or approval of a product, we are subject to continuing regulation by the FDA, including the requirements that our facility be registered and our devices listed with the agency. We are subject to Medical Device Reporting regulations, which require us to report to the FDA if our products may have caused or contributed to a death or serious injury or malfunction in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. We must report corrections and removals to the FDA where the correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug, and Cosmetic Act caused by the device that may present a risk to health and maintain records of other corrections or removals. The FDA closely regulates promotion and advertising, and our promotional and advertising activities could come under scrutiny. If the FDA objects to our promotional and advertising activities or finds that we failed to submit reports under the Medical Device Reporting regulations, for example, the FDA may allege our activities resulted in violations.

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

Any modifications to an FDA-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or a premarket approval. We may be required to submit extensive pre-clinical and clinical data depending on the nature of the changes. We may not be able to obtain additional 510(k) clearances or premarket approvals for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and operating results. If the FDA disagrees with any of our prior determinations that a change to our 510(k)-cleared device did not require new clearances or approvals, we may be required to recall and to stop marketing the modified devices, which could harm our operating results and require us to redesign, among other things, our products.

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

We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our business in the future. They could, however, increase our costs or require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional recordkeeping, expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation. Another example is that the FDA could require the production of efficacy data for nutritional supplements. Any or all of such requirements could have a material adverse effect on our business, financial condition and results of operation.

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

We are aware of third-party issued U.S. patents with claims relating to compositions of nicotinamide riboside, a component of some of our products, owned by the Trustees of Dartmouth and licensed to ChromaDex Corporation (ChromaDex). We have filed petitions for inter partes review against these patents at the Patent Trial and Appeal Board to seek to invalidate these patents. In May 2021, the Trustees of Dartmouth and ChromaDex initiated infringement proceedings against us. The complaint seeks to enjoin us from selling our nutritional supplement products that contain nicotinamide riboside, including our NiaCel suite of supplements, and further seeks monetary damages for alleged infringement. In August 2021, the trail judge in the patent infringement litigation issued an Order to Stay the litigation during the pendency of two inter partes reviews (described further in Item 3. Legal Proceedings), in which decision will likely be made in mid-2022. The results of litigation, investigations, claims, and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition, and operating results.

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

Our commercial success will depend in part on our avoiding infringement of patents and infringement, misappropriation or other violations of other proprietary rights of third parties, including, for example, the intellectual property rights, such as trademarks, trade dress and name and likeness, of competitors, marketing partners and other third parties. The personalized health and wellness industries are in a crowded patent space, and there are numerous U.S. and foreign issued patents and pending patent applications owned by third parties that exist in the fields in which we operate. It may not be clear to us whether our products or methods of manufacturing, or other processes that we use may infringe the patents of third parties. Identification of third-party patent rights that may be relevant to our products and operations can be difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We also may not have the resources to perform extensive analysis of potentially relevant third-party patents, especially given the wide range of our product offerings. Furthermore, there is extensive and frequent intellectual property litigation in the personalized health and wellness products industry. Our activities may be subject to claims that we infringe or otherwise violate patents owned or controlled by third parties. We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents.

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

There may also be patent applications owned by third parties that, if issued as patents, could be asserted against us. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. patent applications that will not be filed outside the United States can remain confidential until patents issue. Therefore, patent applications covering our products and services could have been filed by third parties without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our products and services, and their use. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history and can involve other factors such as expert opinion. Our interpretation of the relevance or the scope of claims in a patent or a pending application may be incorrect, which may negatively impact our ability to market our products and services. Further, we may incorrectly determine that our products or services are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our products or services. Third-party intellectual property right holders may also actively bring infringement or other intellectual property-related claims against us, even if we have received patent protection for our products and services.

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

As we continue to commercialize our products in their current or an updated form, launch new products and services and enter new markets, other competitors might claim that our products or services infringe, misappropriate or violate their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. If such a suit were brought, regardless of merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability or priority. Even if we are successful in defending against such suit, we could incur substantial costs and diversion of the attention of our management and technical personnel in defending ourselves against such claims. A court of competent jurisdiction could hold that third-party patents asserted against us are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize any products or services we may develop and any other technologies covered by the asserted third-party patents and any adverse ruling or perception of an adverse ruling in defending ourselves could have a material adverse impact on our cash position and stock price. If we are found to infringe, misappropriate or otherwise violate a third-party’s intellectual property rights, and we are unsuccessful in demonstrating that such rights are invalid or unenforceable, we may be required to pay substantial damages, including treble damages and attorneys’ fees for willful infringement; obtain one or more licenses from third parties in order to continue developing and marketing our products and services, which may not be available on commercially reasonable terms, if at all, or may be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us; pay substantial royalties and other fees; and redesign any infringing tests or other activities, which may be impossible or require substantial time and monetary expenditure, or be prohibited from commercializing certain tests, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

As is common in the personalized health and wellness products industries, in addition to our employees, we engage the services of consultants, outside scientific collaborators, third-party manufacturers, advisors, potential partners, and other third parties to assist us in the development of our products. We have entered into and may enter in the future into non-disclosure and confidentiality agreements to protect the proprietary positions of these third parties. Many of these third-party individuals, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services or other services to, other nutritional supplements companies including our competitors or potential competitors. We could in the future be subject to claims that we or our employees or third parties that we hire to provide consulting or other services have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of former employers or competitors. Although we try to ensure that our employees and contractors do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may become subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, that we wrongfully hired an employee from a competitor, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor.

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

We rely upon unpatented trade secret protection, unpatented or unpatentable know-how and continuing technological innovation to develop and maintain our competitive position. Trade secrets, including unpatented know-know, and other proprietary information, can be difficult to trace, protect and enforce. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our vendors, employees, consultants and others who may have access to proprietary information. We may not be able to prevent the unauthorized disclosure or use of information which we consider to be confidential, our technical know-how or other trade secrets by the parties to these agreements, however, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the vendors, employees, consultants and others who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. If one of our employees publicly discloses information that we believe to be confidential or a trade secret, we may be unable to protect it in the future. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or outside scientific collaborators, suppliers, third-party manufacturers, consultants, advisors, and vendors that we engage to perform research or manufacturing activities, or misappropriation by third parties, such as through a cybersecurity breach, of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive positions in our market. Even where remedies are available, enforcing a claim that a party illegally disclosed or misappropriated our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable.

We also try to protect the confidential nature of our trade secrets and other proprietary information by using reasonable physical and technological security measures. Such security measures may not provide adequate protection for our proprietary information. Our security measures may not prevent an employee, outside scientific collaborator, contract research organization, third-party manufacturer, consultant, advisor, potential partner, and other third-party from misappropriating our trade secrets and providing them to a competitor.

We may need to share our proprietary information, including trade secrets, with our current and future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced, and our competitive position would be harmed. In addition, the criteria for protection of trade secrets can vary among different jurisdictions and courts outside the United States are sometimes less willing to protect trade secrets. Trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. Trade secrets will over time be disseminated within the industry through independent development, the publication of journal articles, and the movement of personnel skilled in the art from company to company or academic to industry scientific positions. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. Though our agreements with third parties typically restrict the ability of our employees, outside scientific collaborators, suppliers, third-party manufacturers, consultants, advisors, potential partners, and other third parties, to publish data potentially relating to our trade secrets, our agreements may contain certain limited publication rights that may allow disclosure of our trade secrets.

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

The laws of some foreign countries do not protect intellectual property rights in the same manner and to the same extent as laws in the United States. Consequently, competitors may use our technologies in jurisdictions where we have no meaningful intellectual property protection to develop their own products. These products may compete with our products in these jurisdictions. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, trademarks, and other intellectual property protection, particularly those relating to nutritional supplement products, which could make it difficult for us to enforce our proprietary rights generally. Proceedings to enforce our trade secret rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business or could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

In the future, we may need to obtain licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, and which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated.

From time to time, we may be required to license technologies or trademarks relating to our promotional and collaborative programs from third parties to further develop or commercialize our products. Should we be required to obtain licenses for any third-party technology or trademarks, including any patents required to manufacture, use or sell our products, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop or commercialize any of our products could cause us to abandon any related efforts, which could seriously harm our business and operations.

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties and we may conclude that even if a third-party is infringing our intellectual property, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. Our competitors or other third parties may be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our internal research programs, in-license needed technology or other products, or enter into development partnerships that would help us bring our product to market. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

We may not be able to partner with others for technological capabilities and new products and services.

Our ability to remain competitive may depend, in part, on our ability to seek partners that can offer technological improvements and improve existing products and services offered to our customers. We are committed to attempting to keep pace with changes in the nutritional supplement and health and wellness industries, and to stay abreast of technology changes and to look for partners that will develop new products and services for our customer base. We cannot assure prospective investors that we will be successful in finding partners or be able to continue to incorporate new developments in technology, to improve existing products and services, or to develop successful new products and services. We also cannot be certain that newly developed products and services will perform satisfactorily or be widely accepted in the marketplace or that the costs involved in these efforts will not be substantial.

Our use of “open source” software could subject our proprietary software to general release, adversely affect our ability to sell our products, and subject us to possible litigation.

A portion of our proprietary software that we use to perform services as part of our product offering incorporates so-called “open source” software and we may incorporate open source software into other products or technologies in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. Some open source licenses contain requirements that we disclose source code for modifications we make to the open source software and that we license such modifications to third parties at no cost. In some circumstances, distribution of our software in connection with open source software could require that we disclose and license some or all of our proprietary code in that software as well as distribute our products that use particular open source software at no cost to the user. We monitor our use of open source software in an effort to avoid uses in a manner that would require us to disclose or grant licenses under our proprietary source code, however, there can be no assurance that such efforts will be successful. Open source license terms are often ambiguous and such use could inadvertently occur. There is little legal precedent governing the interpretation of many of the terms of certain of these licenses, and the potential impact of these terms on our business may result in unanticipated obligations regarding our products and technologies. Companies that incorporate open source software into their products have, in the past, faced claims seeking enforcement of open source license provisions and claims asserting ownership of open source software incorporated into their product. If an author or other third-party that distributes such open source software was to allege that we had not complied with the conditions of an open source license, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages or be enjoined from the distribution of our products. In addition, if we combine our proprietary software with open source software in certain ways, under some open source licenses we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours and otherwise have a material adverse effect on our business.

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

Our executive officers, directors, and holders of 5% or more of our common stock collectively beneficially own approximately 74% of the outstanding shares of our common stock and have substantial control over us, which limits your ability to influence the outcome of important transactions, including a change in control.

As of December 31, 2022, our executive officers, directors and our stockholders who own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 74% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

In addition, as of December 31, 2022, we had stock options outstanding that, if fully exercised, would result in the issuance of 9,699,656 shares of common stock. All of the shares of common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act of 1933, as amended (the Securities Act). Accordingly, these shares are able to be freely sold in the public market upon issuance subject to existing lock-up or market standoff agreements and applicable vesting requirements.

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
•
our stockholders are able to act by written consent only if the action is first recommended or approved by the board of directors;
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

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by the restrictions under the terms of our credit agreement. We anticipate that for the foreseeable future we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted by SEC rules and plan to rely on exemptions from certain disclosure requirements that are applicable to other SEC registered public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the SOX, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In this Annual Report, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company. To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, we will continue to be permitted to make certain reduced disclosures in our periodic reports and other documents that we file with the SEC. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

On July 28, 2021, we entered into a lease for a to-be-constructed 360,320 square-foot industrial facility in Summerville, South Carolina, directly adjacent to 620 Omni. This lease will commence upon the completion of construction of the facility, which is currently estimated to be in April 2023 and will terminate upon the thirteenth anniversary of the commencement date. We have the right to renew for one additional term of five years. Upon commencement of this lease, we plan to relocate certain warehousing and production activities from our primary facility to provide additional space for the expansion of our current manufacturing and production capacity in support of our continued growth.

We also maintain a 16,896 square-foot warehouse in Benicia, California, that services Midwest and West Coast distribution and fulfillment operations. This lease terminates in January 2025. We have the right to renew for one additional term of five years.

On March 10, 2022, the Company amended the lease agreement for its headquarters in New York, New York. The amended agreement granted an additional right-of-use (“second substitute premises”) to the Company in the future following the expiration of its current lease. The second substitute premises were substantially completed on October 3, 2022. The amendment commenced on October 3, 2022, and will terminate on the five-year anniversary of the rent commencement date.

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

Item 3. Legal Proceedings.

The Company is aware of two third-party U.S. patents that have claims relating to compositions of nicotinamide riboside – an ingredient contained in several of the Company’s nutritional supplement products – issued to the Trustees of Dartmouth College and licensed to ChromaDex Corporation (Chromadex), of Los Angeles, California. On December 1, 2020, and February 1, 2021, the Company filed separate petitions for inter partes review against U.S. Patent No. 8,383,086 and U.S. Patent No. 8,197,807, respectively, at the U.S. Patent Trial and Appeal Board to seek to invalidate these two patents. On June 10, 2021, the Patent Trial and Appeal Board issued a decision granting institution of inter partes review against U.S. Patent No. 8,383,086. On May 31, 2022, the Patent Trial and Appeal Board issued a decision in which it invalidated the challenged claim in U.S. Patent No. 8,838,086. On August 2, 2022, the patent owner filed a “Patent Owner Notice of Appeal” with the U.S. Court of Appeals for the Federal Circuit. On December 29, 2022, the patent owner's appeal was dismissed. On August 12, 2021, the U.S. Patent Trial and Appeal Board issued a decision granting institution of inter partes review against U.S. Patent No. 8,197,807. On August 10, 2022, the Patent Trial and Appeal Board issued a decision in which it did not invalidate the challenged claims in U.S. Patent No. 8,197,807. The Company is appealing that decision. On May 12, 2021, the Trustees of Dartmouth College and ChromaDex filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging the Company’s infringement of U.S. Patent Nos. 8,383,086 and 8,197,807. The complaint seeks to enjoin the Company from selling its nutritional supplement products that contain nicotinamide riboside and further seeks monetary damages for alleged infringement of the patents. On August 20, 2021, the trial judge in the patent infringement litigation issued an Order to Stay the litigation during the pendency of the two inter partes review. The Order to Stay remains in effect.

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

Holders of Record

As of December 31, 2022, there were 64 registered holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

The following list sets forth information regarding all unregistered securities sold by us since January 1, 2020. No underwriters were involved in the sales and the certificates representing the securities sold and issued contain legends restricting transfer of the securities without registration under the Securities Act or an applicable exemption from registration.

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
(4)
On July 29, 2021, we issued 875,760 RSUs to certain officers of our company. The aggregate fair market of these RSUs was determined by the board of directors to be approximately $12.2 million.
(5)
On December 1, 2021, we issued 2,531,000 RSUs to certain directors, officers and employees of our company. The aggregate fair market of these RSUs was determined by the board of directors to be approximately $21.3 million.
(6)
On April 4, 2022, we issued 2,143,000 RSUs to certain directors, officers and employees of our company. The aggregate fair market of these RSUs was determined by the board of directors to be approximately $14.9 million.

(7)
On April 26, 2022, we issued 12,500 RSUs to a certain employee of our company. The aggregate fair market value of these RSUs was determined by the board of directors to be approximately $81 thousand.
(8)
On June 3, 2022, we issued 61,748 RSUs to certain directors of our company. The aggregate fair market of these RSUs was determined by the board of directors to be approximately $360 thousand.

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

Founded in 1984, Thorne Research was a small company dedicated to being a “thorn” in the side of the traditional supplement industry by making the purest and highest quality nutritional supplements to sell to health professionals. With a vision for an unparalleled health ecosystem fueled by innovation and technology, our current Chief Executive Officer, Paul Jacobson, and his management team, acquired Thorne Research in 2010 and co-founded Onegevity. We completed our acquisition of Onegevity and combined these two complementary companies in early 2021. During the past ten years, we have evolved to become a transformative consumer brand, trusted by more than 5 million customers, 47,000 healthcare professionals, thousands of professional athletes, more than 100 professional sports teams and multiple U.S. Olympic teams.

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
•
2019-2020: Sponsorships of the U.S. Army World Class Athlete Program, UFC, USA Rugby, and Penske Racing;
•
2020-2021: Thorne HealthTech, Inc. facilitated the merger of Thorne and Onegevity;
•
2021: Completed the acquisition of the majority of the outstanding shares of Drawbridge Health, In. (Drawbridge), a healthcare technology company;
•
On September 27, 2021, we closed our initial public offering (IPO) of 7,000,000 shares of common stock. The public offering price of the shares sold in the offering was $10.00 per share. The total gross proceeds from the offering were $70.0 million. After deducting underwriting discounts and commissions of approximately $4.9 million and offering expenses paid or payable by us of approximately $5.1 million, the net proceeds from the offering were approximately $60.0 million;
•
2022: Completed the acquisition of Nutrativa LLC (Nutrativa) and its high-speed printing technology, adding quick-dissolving, environmentally friendly supplement discs to our product offerings;
•
2022: Completed large-scale surveillance study confirming the reliability of the OneDraw™ blood collection device in remote blood sample collection at home;

•
2022: Relaunched our Gut Health Test with first-to-market, user-friendly microbiome wipe technology that revolutionizes the testing experience;
•
2023: Completed the acquisition of PreCon Health, Inc., strengthening our brain health portfolio.

Our revenue is generated primarily from the sale of our supplements and health tests. We have experienced significant sales growth of our supplements and health tests through the acquisition of new customers and strong customer retention.

For the years ended December 31, 2021 and 2022:

•
we generated net sales of $184.3 million and $228.7 million, respectively, representing 33.1% and 24.1% year-over-year growth, respectively;
•
we generated gross profit of $96.4 million and $114.9 million, respectively, representing 52.3% and 50.2% of net sales, respectively;
•
we generated net income of $6.8 million in 2021, and net income of $14.9 million in 2022; and
•
our Adjusted EBITDA was $20.6 million and $24.5 million, respectively.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We calculate Adjusted EBITDA as net income adjusted to exclude: interest income (expense), net; other income (expense), net; provision for income taxes; depreciation and amortization expense; stock-based compensation expense; change in fair value of warrant liability; write-off of acquired Drawbridge in-process research and development; loss on the Drawbridge Transaction; guarantee fees; income/loss from equity interest in unconsolidated affiliates; and acquisition costs. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total net sales.

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
•
Adjusted EBITDA and Adjusted EBITDA Margin do not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us; (3) tax payments that may represent a reduction in cash available to us; or (4) the use of net operating loss (NOL) carryforwards are non-cash items that can have an impact on GAAP performance, but may not reflect the continuing operating results of our business; and
•
the expenses and other items that we exclude in our calculation of Adjusted EBITDA and Adjusted EBITDA Margin may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA when they report their operating results and we may, in the future, exclude other significant, unusual or non-recurring expenses or other items from these financial measures.

Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should be considered along with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Year Ended December 31,
	2021	2022
EBITDA Calculation and Reconciliation
Net income	$6,844,798	$14,932,657
Depreciation and amortization	4,453,057	5,823,357
Interest expense, net	449,908	26,328
Income tax expense (benefit)	411,919	(7,309,658)
EBITDA	$12,159,682	$13,472,684
EBITDA margin	6.6%	5.9%
Adjustments
Stock-based compensation	4,554,024	11,335,299
Change in fair value of warrant liability	(1,872,364)	(999,223)
Write-off of acquired Drawbridge in-process research and development	1,563,015	—
Loss on Drawbridge Transaction	165,998	—
Guarantee fees	336,915	—
Loss from equity interest in unconsolidated affiliates	3,664,058	173,976
Acquisition Costs	—	519,236
Adjusted EBITDA	$20,571,328	$24,501,972
Adjusted EBITDA margin	11.2%	10.7%

Free Cash Flow

We define free cash flow as net cash provided by operating activities less capital expenditures, which consist of purchases of property and equipment as well as purchase of licensing agreements. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Free cash flow may be affected in the near-to medium-term by the timing of capital investments, such as purchases of machinery, information technology and other equipment, the launch of new fulfillment centers, customer service centers and new products, fluctuations in our growth and the effect of such fluctuations on working capital and changes in our cash conversion cycle due to increases or decreases of customer and vendor payment terms as well as inventory turnover. We expect free cash flow to increase over the long term as investments made in prior years drive increased profitability. If we experience an unforeseen increase in demand, we may need to make additional capital investments in manufacturing facility expansion.

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Year Ended December 31,
	2021	2022
Free Cash flow Calculation
Net cash provided by operating activities	$9,084,286	$5,221,904
Purchase of property and equipment	(4,311,015)	(17,112,171)
Purchase of licensing agreements	(750,457)	(750,000)
Free cash flow	$4,022,814	$(12,640,267)

Number of Subscriptions
We define subscriptions as orders resulting from direct-to-consumer (DTC) customers opting in to automatic refills or orders that are recurring on Thorne.com and on Amazon.com via our authorized reseller. Our subscription programs on both platforms offer automatic ordering, payment and delivery of our products to a customer’s doorstep.

Subscription Sales as a Percentage of Net DTC Sales

We define subscription sales as sales generated from retail subscription orders on Thorne.com and on Amazon.com via our authorized reseller within a given period. Subscription sales are taken as a percentage of net sales from all DTC orders in that same period. We view subscription sales as a percentage of net DTC sales as a key indicator of our recurring sales and customer retention.

Annual LTV to CAC

We define annual life-time value (LTV) to customer acquisition costs (CAC) as LTV from a specific calendar year divided by the CAC of that same year. Annual LTV is defined as the average gross contribution per purchasing DTC customer within a particular calendar year divided by one less the customer retention rate (Churn Rate) during the same period. Average gross contribution is defined as the cumulative revenue from our DTC customers during a calendar year less the cost of goods divided by the number of purchasing DTC customers in the same period. To arrive at the annual LTV for a particular calendar year, we divide the average gross contribution by that year’s Churn Rate. Annual CAC is defined as the total advertising and marketing expenses, inclusive of cooperative advertising costs treated as a reduction of net sales, less headcount and associated benefit expenses as well as costs attributed to value-in-kind, product samples, and sponsorships for professional and B2B customers, divided by the number of DTC customers who placed their first order during that same calendar year. We view the annual LTV to CAC ratio as a key indicator for marketing efficiency.

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

Growth in Our Subscriptions

We offer our customers the ability to opt in to recurring automatic refills on both our website and on Amazon.com via our authorized reseller. On both platforms, a customer can cancel or modify a subscription at any time at no cost to the customer. On our website, we allow customers to subscribe monthly, every 45 days, every two months, every three months, or every four months. For all these frequencies, we offer a 10% discount on retail refill orders when a customer is subscribed to 1 to 2 products, and a 20% discount when subscribed to 3 or more products, with an average discount of approximately 17%. On Amazon.com, the discount ranges from 5% to 10% to 15% depending on the product and the number of products to which a customer is subscribed, with an average discount of approximately 6%.

We view our growing subscription business on Thorne.com and on Amazon.com via our authorized reseller as a key driver of future sales growth. Our subscriptions grew from 257,070 as of December 31, 2021, to 375,185 as of December 31, 2022, representing 45.9% year-over-year growth. We expect subscription sales to continue to grow as we continue to invest in brand awareness, innovate new products and solutions, and market the convenience and savings of our nutritional supplements and tests.

Efficiency of Spending on Advertising and Marketing

We are disciplined in measuring and managing CAC and LTV of our customers. We are consistently looking for new ways to acquire customers more efficiently, grow revenue per customer, and retain our customers for longer periods of time. In 2022, we implemented a holistic, full funnel strategy that balanced long term brand objectives with performance marketing goals using a mix of paid, owned, and earned media. We take a data-driven approach to managing our marketing campaigns constantly optimizing and adjusting to improve performance.

At the end of March 2022, we launched our “Redefining Healthy Aging” brand campaign, which ran for 12-weeks and included deploying campaign assets across connected TV, YouTube, influencers, out of home, Amazon, search, and social platforms. The primary objectives of the campaign was to increase brand awareness and drive new customer acquisition. The campaign flight garnered over 1 billion impressions, drove over 12 million pageviews across our digital properties, and resulted in efficient cost per thousand impressions (CPMs) and cost per action (CPAs) across channels.

Despite reducing Marketing spend by $9M against plan in the second half of 2022, DTC sales grew 44.3% year-over-year, driven by an increase in unpaid customer acquisition, effective paid media performance, new product launches, and significant growth in subscribers. Unpaid acquisition tactics included implementing technical optimizations and keywords to increase our SERP rankings for SEO, an increase in long form content we put out through our blog and podcast, activating our ambassadors through product seeding and program promotion, and expanding email marketing automation tactics. Sixteen new products launched, which included thirteen new nutritional supplements and three new health tests; Daily Greens Plus, Metabolic Health and the Gut Health Test with the patent-pending microbiome wipe drove new customer acquisition and garnered media attention. Active subscriptions grew year-over-year 45.9% to 375,185 active subscriptions, while subscription sales grew 74% year-over-year as a result of increased website visibility, promotion through paid ads, and email marketing.

We experience high retention, repeat purchases and low CAC, as seen by our 2021 and 2022 LTV to CAC ratios of 4.5x and 4.6x, respectively.

Ability to Engage and Retain Our Existing Customers

Our success is impacted not only by efficient and profitable customer acquisition, but also by our ability to retain customers and encourage repeat purchases. In 2022, 42.7% of our DTC sales were generated from new, first-time purchasers versus 57.3% from existing customers on Thorne.com. We deepen our relationships with our customers and drive retention by engaging them with digital health content and educational resources. Out of our total 2022 DTC sales, we estimate 35% were generated from recurring subscriptions to end consumers on Thorne.com and on Amazon.com via our authorized reseller. We expect the growth in net sales each year to continue as we generate and grow sales from existing customers and from newly acquired customers.

Health Professionals

Our network of 47,000 health professionals helps serve two key purposes. First, it allows us to distinguish our brand by offering both credibility and validation to patients at times when the industry has struggled with trust. Secondly, health professionals carry, promote and distribute our products to consumers. Based on a 2018 survey conducted with 1,188 consumers, primary care physicians were identified as the most common entry point for supplement category consumers with nearly 60% of patients looking to their primary care providers when considering which supplements to buy. Therefore, retention and expansion of our professional network is important to our strategy.

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

Ability to Grow in New Geographies

Entering new geographic markets requires us to invest in distribution and marketing, infrastructure and personnel. Our international growth will depend on our ability to sell in international markets. In 2022, we shipped to 29 countries. We believe capital investment coupled with our regulatory expertise will lead to promising results. However, international sales are dependent upon local regulations and custom practices, which both change continuously.

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

Results of Operations

The following table summarizes our results of operations for each of the periods indicated:

	Years Ended December 31,
	2021	2022

Net sales	$184,301,485	$228,731,362
Cost of sales	87,892,579	113,797,288
Gross profit	96,408,906	114,934,074
Gross margin	52.3%	50.2%
Operating expenses:
Research and development	5,935,514	7,423,884
Marketing	22,768,555	26,442,805
Selling, general and administrative	56,389,672	75,586,115
Write-off of acquired Drawbridge in-process research and development	1,563,015	—
Income from operations	9,752,150	5,481,270
Other income:
Interest expense, net	(449,908)	(26,328)
Guarantee fees	(336,915)	—
Change in fair value of warrant liability	1,872,364	999,223
Loss on Drawbridge Transaction	(165,998)	—
Other income, net	249,082	1,342,810
Total other income, net	1,168,625	2,315,705
Income before income taxes and loss from equity interest in unconsolidated affiliates	10,920,775	7,796,975
Income tax expense (provision)	411,919	(7,309,658)
Net income before loss from equity interest in unconsolidated affiliates	10,508,856	15,106,633
Loss from equity interest in unconsolidated affiliates	(3,664,058)	(173,976)
Net income	6,844,798	14,932,657
Net loss—non-controlling interest	(408,625)	(741,383)
Net income attributable to Thorne HealthTech, Inc	7,253,423	15,674,040
Undistributed earnings attributable to Series E convertible preferred stockholders	(3,507,892)	—
Net income attributable to common stock—basic	$3,745,531	$15,674,040
Net income attributable to common stockholders—diluted	$3,349,308	$15,674,040
Earnings per share:
Basic	$0.14	$0.30
Diluted	$0.10	$0.30
Weighted average common shares outstanding:
Basic	27,478,411	52,757,834
Diluted	32,328,565	52,757,834

Net sales

Net sales consist of sales of our products and services, net of discounts and customer returns. We enter into transactions and makes payments to certain of our customers related to advertising, some of which involve cooperative relationships with customers. When no distinct good or service is received in exchange for consideration, or if the fair value of the benefit cannot be reasonably estimated, the Company records its share of the costs for these transactions paid to customers as a reduction of the transaction price within net sales. The Company recorded $9.5 million and $4.2 million of cooperative advertising costs as a reduction of net sales for the years ended December 31, 2022 and 2021, respectively.

Net sales for the year ended December 31, 2022, increased by $44.4 million, or 24.1%, to $228.7 million, compared to $184.3 million in the year ended December 31, 2021. This growth was largely driven by growth in our DTC customers. The increase in net sales was primarily attributable to organic growth from progress executing our core growth strategies, resulting in DTC channel sales growth of 44.3% and Professional/B2B channel sales growth of 11.8%, respectively.

The DTC channel continued to be a significant growth catalyst through efficient new customer acquisition, including an increasing base of active subscriptions, strong customer satisfaction metrics and stable retention. We believe our steady pace of innovation with the launch of new premium offerings and customer engagement tools has increased our value proposition to customers. Similarly, Professional/B2B channel sales benefited from heightened brand awareness and ongoing delivery of science-backed solutions that increase personalization and improve user experiences. As heightened awareness of the benefits of a healthy lifestyle and the consumerization of healthcare on a global scale have significantly increased the size of our end markets, we believe successful execution of our core strategies will continue to drive significant increases in net sales above industry growth rates.

Cost of Sales and Gross Profit

The following table summarizes our cost of sales and gross profit for the periods indicated:

	Years Ended December 31,
	2021	2022	Change	Percent Change

Net Sales	$184,301,485	$228,731,362	$44,429,877	24.1%
Cost of sales	87,892,579	113,797,288	25,904,709	29.5%
Percent of net sales	47.7%	49.8%	210 bps	4.4%
Gross profit	$96,408,906	$114,934,074	$18,525,168	19.2%
Percent of net sales	52.3%	50.2%	-210 bps	(4.0)%

We currently believe that the benefit of our anticipated net sales growth, product pricing strategies, sales mix shift towards the DTC channel and new product innovations will be partially offset by sustained higher costs in the near term. However, we also currently believe that gross profit as a percentage of net sales will increase over time primarily from (i) incremental improvements in macroeconomic conditions and (ii) as we begin realizing the benefits of greater scale and operational efficiencies expected to be achieved following completion of the construction of our new world-class production facility, which is currently in progress.

Cost of sales for the year ended December 31, 2022, increased by $25.9 million, or 29.5%, to $113.8 million, compared to $87.9 million in the year ended December 31, 2021. This increase in cost of sales was primarily due to a 24.1% increase in net sales and associated product costs. The increase in cost of sales was more than the increase in net sales primarily from higher raw material costs due to the recent unfavorable global macroeconomic conditions, including supply chain disruptions and inflationary pressures. While we currently believe that certain actions we have taken during 2022 mitigate against some of the cost increases, such as entering into new long-term supply arrangements, we currently believe these costs will remain elevated in the near term relative to their historical levels.

Gross profit for the year ended December 31, 2022, increased by $18.5 million, or 19.2%, to $114.9 million, compared to $96.4 million in the year ended December 31, 2021. The increase in gross profit was attributable to the increase in net sales, partially offset by the increase in cost of sales, in each case as described above.

Operating Expenses

The following table summarizes our operating expenses for periods indicated:

	Years Ended December 31,
	2021	2022	Change	Percent Change

Net sales	$184,301,485	$228,731,362	$44,429,877	24.1%
Operating expenses:
Stock-based compensation	4,554,024	10,913,207	$6,359,183	139.6%
Percent of net sales	2.5%	4.8%	230 bps	92.0%
Depreciation and amortization	2,441,405	3,016,573	$575,168	23.6%
Percent of net sales	1.3%	1.3%	0 bps	—
Non-cash lease expense	1,590,062	883,105	$(706,957)	(44.5)%
Percent of net sales	0.9%	0.4%	-50 bps	(55.6)%
Change in receivables reserve	(249,468)	266,667	$516,135	(206.9)%
Percent of net sales	-0.1%	0.1%	20 bps	(200.0)%
Other marketing	22,768,555	25,367,447	$2,598,892	11.4%
Percent of net sales	12.4%	11.1%	-130 bps	(10.5)%
Other research and development	5,486,126	6,065,297	$579,171	10.6%
Percent of net sales	3.0%	2.7%	-30 bps	(10.0)%
Other selling, general and administrative expenses	48,503,037	62,940,508	$14,437,471	29.8%
Percent of net sales	26.3%	27.5%	120 bps	4.6%
Write-off of acquired Drawbridge in-process research and development	1,563,015	-	$(1,563,015)	(100.0)%
Percent of net sales	0.8%	0.0%	-80 bps	(100.0)%
Total Operating expenses	$86,656,756	$109,452,804	$22,796,048	26.3%
Percent of net sales	47.0%	47.9%	90 bps	1.9%

Total operating expenses for the year ended December 31, 2022 increased by $22.8 million, or 26.3%, to $109.5 million, compared to $86.7 million in the year ended December 31, 2021. This increase was primarily due to an increase in marketing, selling, and stock based compensation expense during the year ended December 31, 2022, offset by the write-off of acquired Drawbridge in-process research and development of $1.6 million during the prior year ended December 31, 2021.

Other selling, general and administrative expenses for the year ended December 31, 2022, increased $14.4 million, or 29.8%, to $62.9 million, compared to $48.5 million in the year ended December 31, 2021. The increase was primarily due to increased selling costs pertaining to commissions, shipping, and credit card processing of approximately $13.2 million correlated with the increase in net sales, along with an increase in payroll related costs of approximately $3.2 million, offset by prior year costs of approximately $2.0 million associated with the initial public offering.

Other marketing expenses for the year ended December 31, 2022, increased by $2.6 million, or 11.4% to $25.4 million, compared to $22.8 million for the year ended December 31, 2021. The increase was primary due to our investment in paid media, which consists of the advertising and media costs associated with our efforts to acquire new customers, promote our brand and build awareness of our products and services among consumers that purchase on Thorne.com. These paid media costs include advertising across social media, search, online video, out-of-home media, podcasts, and various other outlets. Other marketing expenses aimed at driving awareness and acquisition of consumers include costs associated with personnel, content production, public relations, influencers, and consulting fees. Marketing expenses also include sponsorships and value-in-kind selling expenses aimed at driving awareness and sales in the professional channel particularly for sports performance organizations and health professionals.

Other research and development expense for the year ended December 31, 2022, increased by $0.6 million, or 10.6%, to $6.1 million, compared to $5.5 million in the year ended December 31, 2021. The increase was primarily due to achieving the objective to increase research spending as a percent of sales to drive new product development and clinical trial investments. Within the $0.6 million increase in research and development costs there were significant output increases both in new products and key product related studies. In 2021, we developed 8 new products, versus 12 new products in 2022, constituting a 50% increase in products developed year-over-year. Within the product related trial pipeline, we saw an addition of 3 key studies capitalizing on strategic research partnerships, such as Mayo, to further reduce research associated costs. This highlights the continued efforts to optimize research and development productivity efficiencies in increasing both our physical portfolio and knowledge-based assets.

Interest Expense, Net

The following table summarizes our interest expense, net for the periods indicated:

	Years Ended December 31,
	2021	2022	Change	Percent Change

Interest expense, net	$449,908	$26,328	$(423,580)	(94.1)%
Percent of net sales	0.2%	0.0%	-20 bps	(100.0)%

Interest expense, net for the year ended December 31, 2022 decreased by $0.4 million, or 94.1%, to $0.03 million, compared to interest expense of $0.4 million for the year ended December 31, 2021. This decrease was primarily due to the repayment of outstanding long-term debt in October 2021.

Liquidity and Capital Resources

Historically and through December 31, 2022, we have financed our operations and business development efforts primarily from product sales, public sales of equity securities, and the proceeds of secured borrowings.

Based on current conditions, we believe we have sufficient financial resources to fund our activities and execute our business plans. However, the cost of obtaining financing for our projects needs may increase significantly or such financing may be difficult to obtain.

As of December 31, 2022, we had access to: (i) $36.0 million in cash and cash equivalents; and (ii) $40.1 million of available borrowing capacity under our Revolver, with an option to obtain an additional $15.0 million, subject to agreement by the lender.

As of December 31, 2022, $13.2 million in the aggregate was outstanding under credit arrangements with several banks. For a description of our credit arrangements, refer to Note 13 in the Notes to Consolidated Financial Statements.

Our estimated capital needs for 2023 include approximately $39.6 million for capital expenditures on new projects under development or construction including leasehold improvements and lease footprint expansion. In addition, we expect $0.5 million for long-term debt repayment during 2023.

Our capital expenditures primarily relate to leasehold improvements and footprint expansion for our manufacturing and distribution facility located in Summerville, South Carolina. We have budgeted $46.8 million in capital expenditures for new warehouse construction and leasehold improvements and expansion for our existing facility, of which we had invested $14.9 million as of December 31, 2022. We expect to invest approximately $31.6 million in 2023 and the remaining approximately $0.3 million thereafter.

In addition, we estimate approximately $8.0 million in additional capital expenditures in 2023 to be allocated as follows: (i) approximately $6.0 million for new machinery; and (ii) approximately $2.0 million for machinery replacement and spare parts, laboratory equipment, and other furniture, fixtures, and office equipment.

We expect to finance these requirements with (i) the sources of liquidity described above; (ii) positive cash flows from our operations; and (iii) future project financings and re-financings. Management believes that, based on the current stage of implementation of our business plan, the sources of liquidity and capital resources described above will address our anticipated liquidity, capital expenditures, and other investment requirements.

Sources and Uses of Our Cash and Cash Equivalents

Operating Activities

Cash provided by operating activities consisted of net income, adjusted for non-cash items, including depreciation and amortization, stock-based compensation, change in fair value of warrant liability and certain other non-cash items, as well as the effect of changes in working capital and other activities.

Net cash provided by operating activities was $5.2 million for the year ended December 31, 2022, primarily consisting of net income of $14.9 million, plus depreciation and amortization expense of $5.8 million, $11.3 million of stock-based compensation expense, the loss from equity interest in unconsolidated affiliates of $(0.1) million, non-cash lease expense of $3.7 million, the change in fair value of warrant liability of $1.0 million, as well as a $20.9 million decrease in cash due to changes in working capital amounts, primarily related to an increase in inventories of $16.8 million to support continued sales growth, an increase in accounts receivable of $8.8 million due to the timing of product orders and related payments received from contracts with customers, offset by an increase in accounts payable of $4.4 million due to the timing of purchase orders placed and related payments due to vendors.

Net cash provided by operating activities was $9.1 million for 2021, primarily consisting of net income of $6.8 million, plus depreciation and amortization expense of $4.5 million, $4.6 million of stock-based compensation expense, non-cash expenses of $1.6 million associated with the Drawbridge Transaction, the loss from equity interest in unconsolidated affiliates of $3.7 million, non-cash lease expense of $6.0 million, the change in fair value of warrant liability of $1.9 million, as well as a $16.2 million decrease in cash due to changes in working capital amounts, primarily related to an increase in inventories of $12.9 million to support continued sales growth.

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

Net cash used in investing activities was $33.6 million for the year ended December 31, 2022, primarily consisting of capital spending of $17.1 million to support our continued growth, investing in the acquisition of Nutrativa of $14.9 million, the investment in an unconsolidated subsidiary of $1.0 million, proceeds from the disposal of property, plant and equipment of $0.1 million, and the entry into certain licensing and research agreements with Mayo Clinic of $0.8 million.

Net cash used in investing activities was $7.2 million for 2021, primarily consisting of capital spending of $4.3 million to support our continued growth, investing in the acquisition of Drawbridge of $1.4 million, investment in an equity-method investee of $0.7 million, and the entry into certain licensing and research agreements with Mayo Clinic of $0.8 million.

Financing Activities

Net cash provided by financing activities was $13.4 million for the year ended December 31, 2022, primarily consisting of proceeds from the term loan of $12.0 million, investment from minority partner in joint venture of $2.6 million, proceeds from supplier financing agreements of $1.2 million, proceeds from the exercise of stock options of $0.4 million, offset by the repurchase of common stock of $1.0 million, repayments on finance leases of $0.9 million, repayments on notes payable and notes payable - equipment financing of $0.3 million and $0.5 million, respectively, and debt issuance costs of $0.1 million.

Net cash provided by financing activities was $38.8 million for 2021, primarily consisting of gross proceeds from our IPO of $70.0 million, reduced by the payment of related offering costs of $10.0 million, as well as the repayment of $20.0 million against our outstanding revolving line of credit, and payments for finance leases of $1.2 million.

Contractual Obligations and Commitments

We have contractual obligations in the form of noncancelable leases and equipment loans. Future minimum payments due in the next 12 months under our leases and outstanding equipment loans are $5.7 million and $0.5 million, respectively. With the completion of our IPO in September 2021, we raised $60.0 million of net proceeds. As of December 31, 2022, we had unrestricted cash of $36.0 million and accounts receivable of $14.4 million as of December 31, 2022.

Considering recent market conditions, we have reevaluated our operating cash flows and cash requirements and continue to believe that current cash and future cash flows from operating activities will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures, and contractual obligations for at least 12 months from the issuance date of the consolidated financial statements included herein.

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

Critical Accounting Estimates

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

The Company sells direct to consumers online through a Company owned and operated website. Revenue from online sales is recognized at time of shipment of the product. In addition, the Company sells testing services and test kits. Testing services and testing kits are recorded as revenue when the testing results are provided to the customer. Shipping and handling costs are considered a fulfillment activity and are expensed as incurred. Further, the Company sells its products to a distributor for sales direct to consumers on Amazon.com. Revenue from sales to the distributor is recognized at the time of shipment of the product to the distributor.

The Company offers its customers the ability to opt in to recurring automatic refills. Revenue is recognized under the subscription program when product is shipped to the consumer. No funds are collected at the time a consumer signs up for a subscription and the customer can cancel or modify a subscription at any time at no cost to the customer. On the Company website, customers are allowed to subscribe at a frequency of monthly, every 45 days, every 2 months, every 3 months, or every 4 months. For all frequencies, a 10% discount is offered on retail refill orders when a customer is subscribed to 1 to 2 products and a 20% discount when subscribed to 3 or more products, the discount ranges from 5% to 10% to 15% depending on the number of products to which a customer is subscribed. The Company records revenues, net of estimated discounts.

If a customer is not satisfied for any reason with a product purchased, the customer can return it to the place of purchase to receive a refund, a credit, or a replacement product. The return or refund request must be submitted within 60 days of the date of purchase. The Company estimates returns and accrues for potential returns based on historical data.

There are no material differences in our revenue recognition policy between one-time purchases and subscription purchases of our products.

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

As of December 31, 2022, we had U.S. federal net operating loss carryforwards (NOLs) and state NOLs of approximately $29.1 million and $47.1 million, respectively, due to prior period losses. If not utilized the federal operating loss carryforwards incurred before January 1, 2020, will begin to expire in 2030. The federal operating losses incurred in 2018 and beyond do not expire. The state operating loss carryforwards do not expire. Realization of these NOLs depends on future income, and there is a risk that our existing NOLs could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.

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

During 2022, we completed a Section 382 study and concluded that an ownership change under Section 382 occurred as a result of an equity event in 2018, resulting in a Section 382 limitation that applies to all Health Elements, LLC NOLs prior to the 2018 equity event. We have adjusted our NOL carryforwards to address the impact of the Section 382 ownership changes. This resulted in a reduction of available federal and state NOLs of $23.2 million and $18.8 million, respectively.

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

In connection with the audits of our financial statements, we identified the material weaknesses described as follows:

•
We did not properly design or maintain effective controls over the financial reporting process to enable timely reporting of complete and accurate financial information. Specifically, we did not design and implement review controls with a sufficient precision to prevent or detect a material misstatement and to validate the completeness and accuracy of underlying data used in certain review controls, did not consistently perform independent reviews of journal entries or consistently retain adequate supporting documentation of the preparation and review of financial information supporting financial statement balances and the related footnote disclosures.
•
We did not design and maintain sufficient information technology general controls ("ITGCs") in the areas of logical security access and change management in certain financially relevant systems, including adequate segregation of duties, and reinforcing independent journal entry review. Due to the pervasive impact of the ineffective ITGCs, certain control activities including manual controls that rely on data produced by and maintained within these IT system applications such as the management review control deficiencies described above, were also considered ineffective, potentially impacting all financial statement accounts.
•
We did not properly design or maintain effective formal processes and controls related to the accounting for and disclosure of complex, non-routine, and significant and unusual transactions, including accounting for non-routine or unusual contracts with customers in accordance with ASC 606 and accounting for business combinations in accordance with ASC 805.
•
We did not design and maintain effective controls related to the preparation and review of the annual income tax provision and related footnote disclosures in accordance with ASC 740.
•
We did not design and maintain effective formal processes and controls to ensure the completeness and accuracy of our disclosures regarding related party transactions

Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

We are working to remediate the material weaknesses and are taking steps to strengthen our internal control over financial reporting through the hiring of additional finance and accounting personnel. With the additional personnel, we intend to take appropriate and reasonable steps to remediate these material weaknesses through the implementation of appropriate segregation of duties, formalization of accounting policies and controls and retention of appropriate expertise for complex accounting transactions. However, we cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. As of December 31, 2022, the material weaknesses have not been remediated.

The actions that we are taking are subject to ongoing executive management review and will also be subject to audit committee oversight. If we are unable to successfully remediate the material weakness, or if in the future, we identify further material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Disclosure

Our cash is held on deposit in demand accounts at large financial institutions in amounts in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. We have reviewed the consolidated financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us. We do not hold market risk-sensitive trading instruments, nor do we use financial instruments for trading purposes. All sales, operating items and balance sheet data are denominated in U.S. dollars; therefore, we have no significant foreign currency exchange rate risk.

We use many different commodities such as Vitamin C and Vitamin D. Commodities are subject to price volatility caused by commodity market fluctuations, supply and demand and currency fluctuations. Commodity price increases will result in increases in raw material costs and operating costs.

86

In the ordinary course of our business, we enter into commitments to purchase raw materials over a period of time, generally six months or less at contracted prices. As of December 31, 2022, these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. We do not utilize derivative contracts either to hedge existing risks or for speculative purposes.

Interest Rate Risk

We invest excess cash in variable income investments consisting of cash equivalents. The magnitude of the interest income generated by these cash equivalents is affected by market interest rates. We do not use marketable securities or derivative financial instruments in our investment portfolio.

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s outstanding balance under its credit agreement as of the year ended December 31, 2022 is subject to a variable rate of interest, which fluctuates with changes in the lender’s reference rate (SOFR). An increase or decrease in interest rates by 25 bps would increase monthly interest expense by approximately $2,500 based on the Company’s outstanding balance as of December 31, 2022. The Company may use derivative financial instruments for trading purposes to protect trading performance from exchange rate fluctuations on material contracts, though there are no such instruments in place during any periods presented in this Annual Report.

Currency Risk

For the years ended December 31, 2022, and 2021, we did not sell any product or services for payment in currency other than U.S. dollars.

87

Item 8. Financial Statements and Supplementary Data.

THORNE HEALTHTECH, INC.

88

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Thorne HealthTech, Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Thorne HealthTech, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Raleigh, North Carolina

March 31, 2023

THORNE HEALTHTECH, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
Assets
Current Assets
Cash	$36,024,847	$51,100,915
Current portion of restricted cash	4,900,000	—
Accounts receivable, net	14,367,785	5,285,321
Related party receivables	68,731	366,590
Inventories, net	58,643,928	41,012,124
Prepaid expenses and other current assets	2,615,593	3,494,473
Total current assets	116,620,884	101,259,423

Restricted cash, net of current portion	—	4,900,000
Property and equipment, net	49,176,844	27,030,400
Operating lease right-of-use asset, net	17,546,240	17,836,756
Finance lease right-of-use asset	3,143,592	883,076
Intangible assets, net	11,830,249	6,592,316
Goodwill	20,041,040	14,440,683
Investments	1,400,000	400,000
Equity-method investments	942,501	963,685
Other related party receivables	153,556	—
Deferred tax assets	7,782,187	—
Other assets	1,166,928	993,538
Total assets	$229,804,021	$175,299,877

THORNE HEALTHTECH, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities
Accounts payable	$26,997,203	$16,889,756
Accrued payroll	3,508,583	2,526,917
Other accrued liabilities	3,563,843	1,144,573
Related party payables	988,778	1,634,775
Current portion of operating lease liability	1,504,433	2,633,236
Current portion of finance lease liability	1,660,404	413,487
Current portion of notes payable	814,576	—
Current portion of long-term debt	523,510	494,173
Total current liabilities	39,561,330	25,736,917
Long-term Liabilities
Operating lease liability, net of current portion	28,430,474	27,605,739
Finance lease liability, net of current portion	1,455,011	482,544
Long-term debt, net of current portion	12,646,049	1,083,634
Warrant liability	1,059,343	2,058,566
Total liabilities	83,152,207	56,967,400

Commitments and Contingencies (Note 21)

Series E convertible preferred stock; par value $0.01, 0 shares authorized as of December 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Stockholders’ Equity
Common stock; par value $0.01, 200,000,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; 53,487,517 and 52,554,214 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	534,875	525,542
Common stock, Class B; no par value, 0 shares authorized as of December 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Treasury stock	(9,678)	—
Additional paid-in capital	260,978,339	250,163,984
Accumulated deficit	(116,483,976)	(132,158,016)
Accumulated other comprehensive loss	(29,136)	—
Total stockholders’ equity —Thorne HealthTech, Inc.	144,990,424	118,531,510
Non-controlling interest	1,661,390	(199,033)
Total stockholders’ equity	146,651,814	118,332,477
Total liabilities, convertible preferred stock and stockholders’ equity	$229,804,021	$175,299,877

See accompanying notes to consolidated financial statements.

THORNE HEALTHTECH, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021
Net sales	$228,731,362	$184,301,485
Cost of sales	113,797,288	87,892,579
Gross profit	114,934,074	96,408,906
Operating expenses:
Research and development	7,423,884	5,935,514
Marketing	26,442,805	22,768,555
Selling, general and administrative	75,586,115	56,389,672
Write-off of acquired Drawbridge in-process research and development	—	1,563,015
Income from operations	5,481,270	9,752,150
Other income:
Interest expense, net	(26,328)	(449,908)
Guarantee fees	—	(336,915)
Change in fair value of warrant liability	999,223	1,872,364
Loss on Drawbridge Transaction	—	(165,998)
Other income, net	1,342,810	249,082
Total other income, net	2,315,705	1,168,625
Income before income taxes and loss from equity interests in unconsolidated affiliates	7,796,975	10,920,775
Income tax (provision) expense	(7,309,658)	411,919
Net income before loss from equity interests in unconsolidated affiliates	15,106,633	10,508,856
Loss from equity interests in unconsolidated affiliates	(173,976)	(3,664,058)
Net income	14,932,657	6,844,798
Net loss—non-controlling interest	(741,383)	(408,625)
Net income attributable to Thorne HealthTech, Inc.	15,674,040	7,253,423
Undistributed earnings attributable to Series E convertible preferred stockholders	—	3,507,892
Net income attributable to common stockholders—basic	$15,674,040	$3,745,531
Net income attributable to common stockholders—diluted	$15,674,040	$3,349,308
Earnings per share:
Basic	$0.30	$0.14
Diluted	$0.30	$0.10
Weighted average common shares outstanding:
Basic	52,757,834	27,478,411
Diluted	52,757,834	32,328,565

See accompanying notes to consolidated financial statements.

THORNE HEALTHTECH, INC.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2022	2021
Net Income	$14,932,657	$6,844,798
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(29,136)	—
Total other comprehensive loss	(29,136)	—

Comprehensive income	14,903,521	6,844,798
Comprehensive loss attributable to non-controlling interests	(741,383)	(408,625)
Comprehensive income attributable to Thorne HealthTech, Inc.	$15,644,904	$7,253,423

See accompanying notes to consolidated financial statements.

THORNE HEALTHTECH, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Equity Attributable to Thorne Stockholders
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
Year ended December 31, 2022:
Balance at December 31, 2021	52,554,214	$525,542	—	$—	$250,163,984	$(132,158,016)	$—	$(199,033)	$118,332,477
Issuance of ownership interest in consolidated subsidiary	—	—	—	—	—	—	—	2,601,806	2,601,806
Exercise of stock options	304,303	3,043	—	—	443,496	—	—	—	446,539
Vesting of Restricted Stock Units	629,000	6,290	—	—	(6,290)	—	—	—	—
Shares repurchased for tax withholdings on vesting of Restricted Stock Units	—	—	197,832	(9,678)	(958,150)	—	—	—	(967,828)
Stock-based compensation	—	—	—	—	11,335,299	—		—	11,335,299
Current translation adjustment	—	—	—	—	—	—	(29,136)	—	(29,136)
Net income	—	—	—	—	—	15,674,040	—	(741,383)	14,932,657
Balance at December 31, 2022	53,487,517	$534,875	197,832	$(9,678)	$260,978,339	$(116,483,976)	$(29,136)	$1,661,390	$146,651,814

	Convertible Preferred Stock		Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
Year ended December 31, 2021:
Balance at January 1, 2021	27,011,500	$133,484,531	12,323,830	$123,238	—	$—	$52,451,862	$(132,964,365)	$(6,447,074)	$(86,836,339)
Common stock issued in exchange for remaining interest in consolidated affiliate	—	—	—	—	6,179,270	—	—	(6,447,074)	6,447,074	—
Non-controlling interest in acquired subsidiary	—	—	—	—	—	—	—	—	209,592	209,592
Conversion of all shares of Class B common stock to common stock	—	—	6,179,270	61,793	(6,179,270)	—	(61,793)	—	—	—
Conversion of Series E convertible preferred stock to common stock	(27,011,500)	(133,484,531)	27,011,500	270,115	—	—	133,214,416	—	—	133,484,531
Issuance of common stock in September 2021 IPO at $10.00 per share, net of issuance costs of $9,999,748	—	—	7,000,000	70,000	—	—	59,930,252	—	—	60,000,252
Exercise of stock options	—	—	39,614	396	—	—	75,223	—	—	75,619
Stock-based compensation	—	—	—	—	—	—	4,554,024	—	—	4,554,024
Net income	—	—	—	—	—	—	—	7,253,423	(408,625)	6,844,798
Balance at December 31, 2021	—	$—	52,554,214	$525,542	—	$—	$250,163,984	$(132,158,016)	$(199,033)	$118,332,477

See accompanying notes to consolidated financial statements.

THORNE HEALTHTECH, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$14,932,657	$6,844,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,823,357	4,453,057
Change in fair value of warrant liability	(999,223)	(1,872,364)
Non-cash lease expense	3,687,380	5,963,123
Stock-based compensation	11,335,299	4,554,024
Deferred income tax benefit	(7,782,187)	—
Amortization of debt issuance cost and debt discount	6,280	—
Provision for doubtful accounts	(266,719)	(10,767)
Inventory write-downs	(725,074)	(56,781)
Loss on sale of equipment	5,527	—
(Gain) loss from equity interests in unconsolidated affiliate	(131,607)	3,664,058
Loss on Drawbridge Transaction	—	165,998
Write-off of acquired Drawbridge in-process research and development	—	1,563,015
Other non-cash	24,886	—
Change in operating assets and liabilities
Accounts receivable	(8,801,275)	(2,886,874)
Related party receivables	(383,682)	(231,191)
Related party payables	(645,997)	825,695
Inventories	(16,753,665)	(12,879,268)
Prepaid expenses and other current assets	843,758	(2,417,918)
Accounts payable	4,432,440	7,217,084
Accrued payroll	981,666	(65,226)
Other accrued liabilities	2,249,931	(952,043)
Operating lease liability	(2,611,848)	(4,794,134)
Net cash provided by operating activities	5,221,904	9,084,286
Cash Flows from Investing Activities
Purchase of property and equipment, net	(17,112,171)	(4,311,015)
Proceeds from disposal of property and equipment, net	99,000	—
Acquisition of Nutrativa, net of cash acquired	(14,861,996)	—
Acquisition of Drawbridge Health assets, net of cash acquired	—	(1,412,279)
Purchase of investment in unconsolidated subsidiaries	(1,000,000)	—
Purchase of investment in equity method investments	—	(704,637)
Purchase of license agreements	(750,000)	(750,457)
Net cash used in investing activities	(33,625,167)	(7,178,388)

THORNE HEALTHTECH, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021
Cash Flows from Financing Activities
Proceeds from term loan	$12,000,000	$—
Proceeds from notes payable	1,163,680	—
Proceeds from issuance of common stock in IPO	—	70,000,000
Payment of notes payable - equipment financing	(498,215)	—
Payments on notes payable	(349,104)	—
Payments on finance leases	(934,975)	(1,242,948)
Payments of revolving line of credit	—	(20,000,000)
Debt issuance costs	(105,572)	—
Investment from minority partner in joint venture	2,601,806	—
Proceeds from exercise of stock options	446,539	75,619
Shares repurchased for tax withholdings on vesting of Restricted Stock Units	(967,828)	—
Common stock issuance costs	—	(9,999,748)
Net cash provided by financing activities	13,356,331	38,832,923

Effect of exchange rate changes on cash and restricted cash	(29,136)	—
Net (decrease) increase in cash and restricted cash	(15,076,068)	40,738,821
Cash and restricted cash, beginning of year	56,000,915	15,262,094
Cash and restricted cash, end of year	$40,924,847	$56,000,915

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period:
Interest	$77,209	$383,569
Income taxes, net of refunds	263,650	380,200
Noncash Investing and Financing Activities:
Additions to property and equipment, net included in accounts payable and other accrued expenses	$5,493,094	$—
Equipment acquired through finance lease obligations	3,352,693	540,433
Right-of-use assets obtained in exchange for lease liabilities	2,307,468	2,913,002
Equipment acquired through debt obligations	—	1,274,601
Conversion of Series E convertible preferred stock to common stock	—	133,484,531

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

On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses, useful lives of property, equipment and software, incremental borrowing rates for lease liability measurement, fair values of intangible assets and reporting units, useful lives of intangible assets, share-based compensation, warrant liability, contingencies, and income taxes, among others.

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

Reclassifications

Certain balances have been reclassified from prior years to conform to the current year presentation. Such reclassifications are not material and had no effect on the Company’s results of operations or financial position in any of the periods presented.

Correction of an Immaterial Error

During the fourth quarter of 2022, we reclassified certain amounts in the consolidated statements of operations as a result of certain immaterial classification errors related to prior interim periods reflecting a decrease of $3.4 million to net sales, a decrease of $4.2 million to marketing expenses, and a net increase of $0.8 million to selling, general and administrative expenses for the year-to-date period ended September 30, 2022. There was no impact of the immaterial classification errors on net income. To conform with current year presentation, certain amounts have been reclassified within the consolidated statements of operations for the year ended December 31, 2021, the impact of which resulted in a decrease of $0.9 million to net sales, a decrease of $2.4 million to marketing expenses, and a net increase of $1.5 million to selling, general and administrative expenses. Based on our quantitative and qualitative analyses, we do not consider the out of period impact to be material to our financial position or results of operations for any prior periods or for the years ended December 31, 2022 and December 31, 2021.

Cash

Cash includes all cash balances. At times, cash balances may exceed the amount insured by the Federal Deposit Insurance Corporation. The Company deems this credit risk to be not significant as cash is held at well-capitalized financial institutions in the U.S. The Company has not experienced any losses resulting from these excess deposits.

Restricted Cash

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its Standby Letter of Credit with Sumitomo Mitsui Banking Corporation (SMBC). See Notes 3 and 13 for additional information related to the SMBC Standby Letter of Credit.

Accounts Receivable

Accounts receivable consist of balances due from customers and are recorded at net realizable value. Past due balances that are delinquent beyond the acceptable terms of credit for each customer are reviewed individually for collectability. The allowance for doubtful accounts was $248 thousand and $10 thousand as of December 31, 2022 and 2021, respectively.

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

	As of December 31,
	2022	2021
iHerb, Inc.	29.6%	41.3%
Pattern, Inc.	23.7%	*
Emerson Ecologics, LLC	*	33.3%

* Represents less than 10%

Sales - Major customers who accounted for more than 10% of the Company’s total net sales were as follows:

	Years Ended December 31,
	2022	2021
Pattern, Inc.	32.6%	24.8%

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

Inventories

Raw materials consist primarily of powders, soft gels, and packaging components such as bottles, lids, and labels. Work-in-process consists of premixed powders and encapsulated powders actively in the manufacturing process, but not yet bottled. Inventories are stated at the lower of cost, as determined on the first-in, first-out method, or net realizable value. Finished goods and work-in-process include the inventory costs of raw materials, direct labor and normal manufacturing overhead. The Company uses an inventory reserve to adjust our inventory costs down to a net realizable value and to reserve for estimated obsolescence of both raw materials and finished goods. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any purchase discounts received are included in the cost of inventories.

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

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

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

During the years ended December 31, 2022 and 2021, no impairment losses were identified.

Goodwill

Goodwill, which represents the excess of the purchase price paid over the fair value of the identifiable net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. The Company evaluates goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset may be impaired. In the third quarter of 2022, the Company voluntarily changed its annual goodwill impairment testing date from December 31st to October 1st. The change in the annual goodwill impairment testing date is a change in accounting principle, which management believes is preferable, as the new date of the assessment better aligns with the reporting timeline for public companies following the Company’s recent IPO. The change in accounting principle was applied prospectively from September 30, 2022, as retrospective application was deemed impracticable. This change was immaterial to the Company’s consolidated financial statements as it did not delay, accelerate or avoid any potential goodwill impairment charge.

As part of the assessment of goodwill, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on the qualitative factors, then the quantitative goodwill impairment test is performed. The quantitative goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference, limited to the amount of goodwill recorded. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. There was no impairment of goodwill for the years ended December 31, 2022 and 2021.

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

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

Investments

The Company has investments in various other entities. The equity method of accounting is used for entities in which the Company exercises significant influence but does not have a controlling interest or a variable interest in which it is the primary beneficiary. Investments not accounted for using the equity method do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. These investments are recorded using the measurement alternative in which the Company’s equity interests are recorded at cost, less impairments, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. At each reporting period, the Company assesses if these investments continue to qualify for this measurement alternative. An impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. During the years ended December 31, 2022 and 2021, no impairment losses were identified.

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

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of the investments may exceed the fair value. If it is determined that a decline in the fair value of the investments is not temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. Determining fair value involves significant judgment. Estimates consider available evidence including the present value of the expected future cash flows discounted at market rates, general economic conditions and other relevant factors. No impairments were recorded related to our equity-method investments for the years ended December 31, 2022 and 2021.

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

The carrying amounts of certain financial instruments, which include cash, receivables, accounts payable, and accrued expenses approximate their fair values at December 31, 2022 and 2021 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

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

The Company has warrants that are classified as a liability on the consolidated balance sheet. The warrants classified as a liability are measured at fair value using the Black-Scholes pricing model which takes into account, as of the valuation date, factors including the current exercise price, the contractual life of the warrant, the current fair value of the underlying stock, its expected volatility, and the risk-free interest rate for the term of the warrant. The warrant liability is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations. The selection of the appropriate valuation model and the inputs and assumptions that are required to determine the valuation requires significant judgment and requires management to make estimates and assumptions that affect the reported amount of the related liability and reported amounts of the change in fair value. Actual results could differ from those estimates, and changes in these estimates are recorded when known. As the warrant liability is required to be measured at fair value at each reporting date, it is reasonably possible that these estimates and assumptions could change in the near term. See Note 16 for additional information related to the previously issued and outstanding warrants.

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

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

The Company recognizes revenues at a point in time when it satisfies a performance obligation by transferring control over a product and other promised goods and services to a customer. Significant judgments made in the application of ASC 606 include determining the transaction price, and the timing of transfer of control of the performance obligation (i.e., the sale of product). The Company considers several factors in determining the point in time at which control transfers to the customer, including when legal title transfers to the customer based upon shipping terms, the Company has a present right to payment, and the customer has assumed the risks and rewards of ownership.

Professional/B2B Sales: The Company sells to wholesale customers that include health professionals, retail stores and through various online sites operated by authorized resellers. Certain customers resell Company products in online marketplaces, and such inventories are not held on consignment. Revenue is recognized when control of the goods is transferred to these customers in accordance with respective shipping terms. The terms of payment over the recognized receivables from distributors are less than one year and therefore these sales do not have any significant financing components. The Company uses standard price lists in determining the transaction price, adjusted for estimates of variable consideration. Any discounts stated or implied are allocated entirely to the sole performance obligation.

DTC Sales: The Company sells direct to consumers online through a Company owned and operated website. Revenue from online sales is recognized at time of shipment of the product. In addition, the Company sells testing services and test kits. Testing services and testing kits are recorded as revenue when the testing results are provided to the customer. Shipping and handling costs are considered a fulfillment activity and are expensed as incurred. Further, the Company sells its products to a distributor for sales direct to consumers on Amazon.com. Revenue from sales to the distributor is recognized at the time of shipment of the product to the distributor.

The Company offers its customers the ability to opt in to recurring automatic refills. Revenue is recognized under the subscription program when product is shipped to the consumer. No funds are collected at the time a consumer signs up for a subscription and the customer can cancel or modify a subscription at any time at no cost to the customer. On the Company website, customers are allowed to subscribe at a frequency of monthly, every 45 days, every 2 months, every 3 months, or every 4 months. For all frequencies, a 10% discount is offered on retail refill orders when a customer is subscribed to 1 to 2 products and a 20% discount when subscribed to 3 or more products, the discount ranges from 5% to 10% to 15% depending on the number of products to which a customer is subscribed. The Company records revenues, net of estimated discounts.

If a customer is not satisfied for any reason with a product purchased, the customer can return it to the place of purchase to receive a refund, a credit, or a replacement product. The return or refund request must be submitted within 60 days of the date of purchase. The Company estimates returns and accrues for potential returns based on historical data.

There are no material differences in our revenue recognition policy between one-time purchases and subscription purchases of our products.

The Company primarily sells to customers throughout the United States but also sells to international markets. Regardless of customer location, all customers are invoiced and payments are required to be made in U.S. dollars.

The Company has elected to exclude sales and use taxes for non-exempt customers from the transaction price and, therefore, sales and use taxes are excluded from revenue.

The aggregate amount of the transaction price allocated to unsatisfied performance obligations as of December 31, 2022 and 2021 is $1.2 and $0.3 million, respectively, which the Company expects to recognize in the subsequent year based on when the performance obligation is complete. These amounts are included in other accrued liabilities within the consolidated balance sheets.

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

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

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

Returns are handled on a case-by-case basis, but generally all returns are accepted if the customer is unsatisfied with the product. The Company has accrued an estimate for returns related to a future period. Sales returns accrued for the years ended December 31, 2022 and 2021 were approximately $146 thousand and $50 thousand, respectively, and reduced net sales. This amount is included within other accrued liabilities within the consolidated balance sheets.

The Company estimates sales incentives and other variable consideration using the expected value method. The variable consideration included in the transaction price is the amount for which, in the Company's judgment, is probable that a significant future reversal of cumulative revenue under the contract will not occur. Under this method, certain forms of variable consideration are based on volumes of sales to the customer, which requires subjective estimates. These estimates are supported by historical results as well as specific facts and circumstances related to the current period. A select few customers, because of their size, are offered a discount for early payment.

The Company enters into transactions and makes payments to certain of its customers related to advertising, some of which involve cooperative relationships with customers. These activities may be arranged either with unrelated third parties or in conjunction with the customer. To the extent that the Company receives a distinct good or service in exchange for consideration and the fair value of the benefit can be reasonably estimated, the Company’s share of the costs of these transactions (regardless of to whom they were paid) are reflected as marketing expenses in the accompanying consolidated statements of operations. When no distinct good or service is received in exchange for consideration, or if the fair value of the benefit cannot be reasonably estimated, the Company records its share of the costs for these transactions paid to customers as a reduction of the transaction price within net sales in the accompanying consolidated statements of operations. The Company recorded $9.5 million and $4.2 million of cooperative advertising costs as a reduction of net sales for the years ended December 31, 2022 and 2021, respectively.

For certain sales, the Company incurs incremental costs of obtaining the contract through the form of sales commissions. The sales commissions incurred are short-term (less than 12 months in duration) and directly correlated to the sales generated and are therefore expensed as incurred.

The following table presents revenue disaggregated by geography, as determined by the country products were shipped to:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Amount	Percentage of Total	Amount	Percentage of Total
Domestic	$215,257,232	94.1%	$173,415,091	94.1%
Foreign	13,474,130	5.9%	10,886,394	5.9%
Total sales	$228,731,362	100.0%	$184,301,485	100.0%

The following table presents disaggregated revenues based upon sales channel:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Amount	Percentage of Total	Amount	Percentage of Total
DTC sales	$100,495,298	43.9%	$69,646,773	37.8%
Professional/B2B sales	128,236,064	56.1%	114,654,712	62.2%
Total	$228,731,362	100.0%	$184,301,485	100.0%

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

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

Research and Development

Research and development costs, which are expensed as incurred, totaled approximately $7.4 million and $5.9 million for the years ended December 31, 2022 and 2021, respectively. Research and development costs include research payroll and payroll related costs, new product development and line extensions, clinical trials, product efficacy research, product shelf-life validation and new dietary ingredient research, among other things.

In-process Research and Development

In-process research and development (IPR&D) was recorded at its fair value using a discounted cash flow model and was assigned to acquired research and development assets that were not fully developed as of the completion of the acquisition of Drawbridge Health, Inc. (the Drawbridge Transaction; see Note 4). IPR&D acquired in an asset purchase is capitalized on the Company’s consolidated balance sheets at its acquisition-date fair value if the acquired IPR&D has alternative future use. For the IPR&D acquired from the Drawbridge Transaction it was determined that the IPR&D had no alternative future use, and therefore, it was expensed immediately following the Drawbridge Transaction. Fair value measurement was classified as Level 3 under the fair value hierarchy.

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

Shipping and Handling

The costs of out-bound freight are included in selling, general and administrative expenses and marketing expenses in the Consolidated Statement of Operations. For the year ended December 31, 2022, the costs of out-bound freight were $11.2 million in total, with $11.1 included in selling, general and administrative expenses and $0.1 million in marketing expenses. For the year ended December 31, 2021, the total costs were $8.6 million, with the entire balance included in selling, general and administrative expenses.

Advertising

The cost of advertising is expensed as incurred. These costs are included within marketing expenses in the Consolidated Statements of Operations. Total advertising expense was approximately $17.1 million and $19.2 million for the years ended December 31, 2022 and December 31, 2021, respectively.

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

Deferred Offering Costs

The Company capitalizes within other assets certain legal, accounting and other third-party fees directly related to the Company’s in-process equity financings until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses.

On September 22, 2021, the Company’s Registration Statement on Form S-1, as amended, was declared effective and on September 23, 2021, the Company’s common stock began trading on the Nasdaq Global Select Market, under the ticker symbol “THRN”. On September 27, 2021, the Company closed its initial public offering (IPO) of 7 million shares of common stock. Through the completion of the offering, the Company incurred $10.0 million of offering costs, which had been capitalized prior to the completion of the offering. Upon closing of the offering, the Company reclassified these amounts to additional paid-in capital, as a reduction of the offering proceeds.

Stock-based Awards

The Company follows ASC 718 “Stock Compensation”, which provides guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company recognizes as expense, the grant-date fair value of stock options and other stock-based compensation issued to employees and non-employee directors over the requisite service periods, which are typically the vesting periods. The Company uses the Black-Scholes-Merton model to estimate the fair value of our stock-based payments. The volatility assumption used in the Black-Scholes-Merton model is based on the calculated historical volatility based on an analysis of reported data for a peer group of companies. The expected term of options granted has been determined based upon the simplified method, because the Company does not have sufficient historical information regarding its options to derive the expected term. Under this approach, the expected term is the mid-point between the weighted average of vesting period and the contractual term. The risk-free interest rate is based on U.S. Treasury rates whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. Restricted stock awards are valued based on the fair value of the stock on the grant date and the related compensation expense is recognized over the service period. We recognize forfeitures of stock-based compensation as they occur.

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

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

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

Health Elements, LLC made a previous election to be taxed as a Subchapter C corporation. As such, a provision for income taxes has been made for this entity and is included in the consolidated financial statements. See Note 17 for additional information related to the provision for income taxes.

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

During the course of preparing the Company’s consolidated financial statements as of and for the year ended December 31, 2022, the Company completed an Internal Revenue Code Section 382 analysis of its historical net operating loss and tax credit carryforward amounts. As a result, a portion of the prior year net operating loss and tax credit carryforwards were determined to be limited. See Note 17 for additional information regarding the results of the Company's Section 382 analysis and related limitations. If the Company experiences another change in equity ownership which exceeds the Section 382 threshold, the Company’s net operating loss carryforwards and research and development credits may be subject to additional limitations.

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

Recent Accounting Pronouncements - Adopted

ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. On January 1, 2022, the Company adopted this Accounting Standards Update (ASU) using the modified retrospective approach. This ASU simplified the accounting for convertible instruments and requires entities to use the if-converted method for all convertible instruments in calculating diluted earnings-per-share. The adoption did not have a material impact on its consolidated financial statements.

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force. On January 1, 2022, the Company adopted this ASU, which provides explicit guidance on accounting by issuers for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange. The adoption did not have a material impact on its consolidated financial statements.

Recent Accounting Pronouncements - Not Yet Adopted

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued this ASU to amend the current accounting guidance which requires the measurement of all expected losses to be based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, the Company will be required to use a forward-looking expected loss model that reflects probable losses rather than the incurred loss model for recognizing credit losses. This ASU was amended by ASU 2019-10 to be effective for smaller reporting companies beginning after December 15, 2022. The Company is planning to adopt this ASU in Q1 FY23 and does not believe the adoption of this ASU will have a material impact on its consolidated financial statements and related disclosures.

ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the FASB issued guidance providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance became effective on March 12, 2020, and can be applied through the sunset date of December 31, 2022, has not impacted the Company's consolidated financial statements. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848. The amendments in this Update defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements and related disclosures.

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

ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50), Disclosure of Supplier Finance Program Obligations. In September 2022, the FASB issued guidance requiring a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated roll-forward information. The standard will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the requirement to disclose roll-forward information, which is effective for fiscal years beginning after December 15, 2023. The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements and related disclosures.

No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a material impact on our consolidated financial statements.

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

3.
Related Party Transactions

Transactions with Mitsui & Co. Ltd. and Kirin Holdings Company, Limited

Series E Convertible Preferred Stock Financing

On July 5, 2018, the Company issued and sold an aggregate of 27,011,500 shares of Series E convertible preferred stock to Mitsui & Co., Ltd. (Mitsui), and Kirin Holdings Company, Limited (Kirin), at a purchase price of $5.12 per share for aggregate gross proceeds of approximately $138.4 million (the Series E Financing). Immediately prior to the completion of the Company’s IPO on September 22, 2021, all outstanding shares of the Series E convertible preferred stock automatically converted on a one-to-one basis into an aggregate of 27,011,500 shares of common stock. See Note 15 for additional information related to the Series E convertible preferred stock.

Kirin and Mitsui Feasibility Review Agreement

On March 19, 2019, Onegevity entered into a feasibility review agreement (Feasibility Agreement) with Kirin and Mitsui. Entities affiliated with both Mitsui and Kirin each held more than 5% of our capital stock as of and for the years ended December 31, 2022 and 2021. Pursuant to the Feasibility Agreement, Onegevity is required to conduct a feasibility study for the successful commercialization of Onegevity’s Gutbio product (Gutbio Product) and in return each of Kirin and Mitsui paid the Company $0.5 million (Feasibility Payment Amount) in 2019. Under the Feasibility Agreement, Kirin and Mitsui may, acting jointly, any time prior to March 19, 2022, make the decision to commercialize the Gutbio Product. If they choose to commercialize the Gutbio Product, then Onegevity is required to enter into a definitive license agreement to license the Gutbio Product to Kirin and Mitsui for their exclusive use in Japan. If they do not choose to commercialize the Gutbio Product, the Feasibility Agreement requires Onegevity to issue equity securities of Onegevity to each of Kirin and Mitsui in equal amounts in consideration for the Feasibility Payment Amount. This agreement was subsequently amended on June 8, 2021 with the Amendment Agreement extending the date of determination by one year to March 19, 2023; see ‘Kirin and Mitsui Amendment Agreement’ below.

On December 21, 2022, Kirin and Mitsui elected to commercialize the Gutbio Product. Under the executed election notification, Kirin and Mitsui desire to enter into a service agreement under which the Company provides certain services to Kirin and (or) any third parties designated by Kirin and Mitsui with terms and conditions of the service agreement to be discussed with the Company in lieu of entering into a definitive license agreement. As of December 31, 2022, the Company has not entered into a service agreement with Kirin and Mitsui.

Kirin and Mitsui Amendment Agreement

On June 8, 2021, the Company entered into an Amendment Agreement with Kirin and Mitsui in order to amend the Feasibility Agreement, the Thorne Japan Agreement and the Onegevity Agreement. This Amendment Agreement removed the requirement from the Thorne Japan Agreement that the parties enter into separate agreements related to the exclusivity provisions discussed above and removed any provisions regarding the establishment of a joint venture in Japan. The Amendment Agreement further removed certain obsolete intercompany commitments between the Company and Onegevity, in light of the Company’s merger with Onegevity. The Amendment Agreement also amended the Onegevity Agreement to replace Onegevity with the Company as a party to the agreement. Finally, the Amendment Agreement amended the Feasibility Agreement discussed above to obligate the Company (rather than Onegevity) to issue equity securities to each of Kirin and Mitsui in the event Kirin and Mitsui elect to not commercialize the Gutbio Product by March 19, 2023. On December 21, 2022, Kirin and Mitsui elected to commercialize the Gutbio Product, thus relieving the Company of any obligation to issue equity securities to each of Kirin and Mitsui under the Amended Agreement.

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

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

Also on July 5, 2018, the Company and Onegevity entered into a letter agreement with Kirin and Mitsui (the Onegevity Agreement) in connection with the Company’s Series E convertible stock financing which provided for certain exclusive commitments between the Company and Onegevity. Kirin and Mitsui also received a right of first negotiation with respect to any business collaboration, including with respect to Onegevity products, intellectual property, services or technology, in or with respect to Japan. The agreement also provides Kirin and Mitsui a right of first refusal over any agreement, arrangement or understanding with any third-party regarding a business collaboration in the Asia Pacific region other than Japan. This agreement does not expire. This agreement was subsequently amended on June 8, 2021 with the Amendment Agreement; see ‘Kirin and Mitsui Amendment Agreement’ below.

Kirin Juntendo Agreement

On October 16, 2020, Onegevity Health, LLC entered into a service agreement (Juntendo Agreement) with Juntendo University and Kirin. Pursuant to the Juntendo Agreement, we shall provide DNA analysis services for up to 600 samples and in return may receive up to $129 thousand. During the year ended December 31, 2022, we recorded $33 thousand in related revenue for analysis service provided under the agreement. During the year ended December 31, 2021, we recorded $15 thousand in related revenue for analysis service provided under the agreement. As of December 31, 2022, we had no receivables outstanding from Juntendo University and Kirin, related to the service agreement.

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

During each of the years ended December 31, 2022 and December 31, 2021, the Company recorded employment related expense of $84 thousand related to the Kirin Secondment Agreement. As of December 31, 2022 and 2021, the Company had an associated and outstanding related party payable to Kirin of $21 thousand related to the secondment reimbursement.

During each of the years ended December 31, 2022 and 2021, the Company recorded employment related expense of $120 thousand related to the Mitsui Secondment Agreement. As of December 31, 2022 and 2021, the Company had an associated and outstanding related party payable to Mitsui of $30 thousand related to the secondment reimbursement.

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

Kirin and Mitsui Fee Letters for $20.0 Million Revolver Guarantee

On February 14, 2020, the Company entered into additional fee letters with Mitsui (2020 Mitsui Fee Letter) and Kirin (2020 Kirin Fee Letter), whereby both Mitsui and Kirin individually agree to guarantee half of the $20.0 million of borrowings under the Uncommitted and Revolving Credit Line Agreement with SMBC, dated February 14, 2020 (2020 Credit Agreement). Under the 2020 Mitsui Fee Letter and 2020 Kirin Fee Letter, the Company is required to pay each, Mitsui and Kirin, an annual fee equal to 2.0% of their half of the $20.0 million guarantee.

On February 12, 2021, in connection with entering into the Uncommitted and Revolving Credit Line Agreement with SMBC, dated February 12, 2021 (2021 Credit Agreement), the Company entered into new fee letters with Mitsui (2021 Mitsui Fee Letter) and Kirin (2021 Kirin Fee Letter), whereby both Mitsui and Kirin individually agreed to guarantee half of the $20.0 million of borrowings. Under the 2021 Mitsui Fee Letter and 2021 Kirin Fee Letter, the Company is required to pay each Mitsui and Kirin an annual fee equal to 1.2% of their half of the $20.0 million guarantee. During the years ended December 31, 2022 and 2021, the Company recorded guarantee fee expense related to the $20.0 million guarantees of $0 and $203 thousand, respectively.

On October 4, 2021, the Company repaid the $20.0 million of outstanding borrowings under the 2021 Credit Agreement, plus interest accrued and unpaid on the loan through the date of repayment. Upon repayment of the outstanding borrowings under the 2021 Credit Agreement, the related Kirin and Mitsui guarantees were released and terminated. See Note 13 for additional information related to the 2021 Credit Agreement.

Kirin and Mitsui Fee Letters for $4.9 Million Letter of Credit Guarantee

The Company is party to certain fee letters with Mitsui and Kirin, under which Mitsui and Kirin provide certain guarantees of certain of the Company’s obligations. On November 30, 2018, the Company entered into fee letters with Mitsui (2018 Mitsui Fee Letter) and Kirin (2018 Kirin Fee Letter), whereby both Mitsui and Kirin individually agree to guarantee half of the $4.9 million letter of credit under the Reimbursement Agreement with SMBC, dated October 31, 2018 (LC Reimbursement Agreement). Under the 2018 Mitsui Fee Letter and 2018 Kirin Fee Letter, the Company is required to pay each Mitsui and Kirin an annual fee equal to twelve-month LIBOR, plus 300 basis points of their half of the $4.9 million guarantee.

On December 3, 2018, the Company issued an irrevocable standby letter of credit pursuant to the LC Reimbursement Agreement in the amount of $4.9 million to serve as security under the lease for the manufacturing facility in Summerville, South Carolina. The irrevocable standby letter of credit had an original expiration date of December 3, 2019 and automatic renewals until October 31, 2037. During the years ended December 31, 2022 and 2021, the Company recorded guarantee fee expense of $0 and $134 thousand, respectively, related to the $4.9 million letter of credit guarantee.

On October 29, 2021, the Company deposited $4.9 million into a restricted interest-bearing account with SMBC to fund the standby letter of credit and release the guarantees provided by Kirin and Mitsui. As of December 31, 2022, the $4.9 million deposit is recorded as restricted cash within the consolidated balance sheets. See Note 13 for additional information related to the standby letter of credit.

Kirin Client Research Services Agreements

On November 1, 2021, the Company entered into a feasibility review agreement with Kirin to provide research services. For the year ended December 31, 2022, the Company recognized $83 thousand related to these research services. As of December 31, 2022 and December 31, 2021, the Company had no related party receivable related to these research services.

On December 21, 2022, the Company entered into a client research services agreement with Kirin to provide certain research services. As of December 31, 2022, the Company had recorded deferred revenue of $60 thousand related to this research services agreement, which has been included in other accrued liabilities within the consolidated balance sheets. As of December 31, 2022, the Company had recorded related party receivables of $60 thousand outstanding from Kirin related to this research services agreement.

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

Kirin HIaaS Software License Agreement

On November 21, 2022, the Company entered into a software license agreement with Kirin to develop and license software to Kirin in exchange for $25 thousand in total consideration. As of December 31, 2022, the Company has recorded deferred revenue of $13 thousand related to this agreement, which has been included in other accrued liabilities within the consolidated balance sheets. As of December 31, 2022, there was no receivable outstanding from Kirin related to this agreement.

Kirin and Kyowa Hakko Bio Co., Ltd. Research Agreements

The Company provides certain research services under several research contracts with Kirin, a significant shareholder, and Kyowa Hakko Bio Co., Ltd., a subsidiary of Kirin. During the years ended December 31, 2022 and 2021, the Company recognized $98 thousand and $24 thousand, respectively, of revenue related to these research services. As of December 31, 2022, there was no deferred revenue related to this research services agreement. As of December 31, 2021, the Company had recorded deferred revenue of $98 thousand, respectively, related to this research services agreement. As of December 31, 2022 and 2021, there was no receivable outstanding from Kirin related to the research agreements.

Other Related Party Transactions with Kirin and Kyowa Hakko Bio Co., Ltd.

The Company purchases certain raw materials from Kyowa Hakko Bio Co., Ltd., a subsidiary of Kirin. During the year ended December 31, 2022, the Company purchased $127 thousand of inventory from Kyowa Hakko Bio Co., Ltd. As of December 31, 2022, the Company had a related party payable of $40 thousand.

Other Related Party Transactions

Registration Rights Agreement

The Company is party to a registration rights agreement, as amended, with certain holders of the Company's capital stock. Under the Company’s registration rights agreement, certain holders of our capital stock, have the right to demand that we file a registration statement or request that their shares of our capital stock be covered by a registration statement that the Company is otherwise filing. As of and for the year ended December 31, 2022, the Company had incurred no costs associated with a registration or offering of shares of our common stock for Mitsui or Kirin.

Merger with Onegevity

On January 6, 2021, the Company announced a merger with Onegevity Health, LLC (Onegevity). Paul Jacobson, the Company's Chief Executive Officer, owned 5,712 (4.0%) of Onegevity’s outstanding shares. The merger transaction was approved by a majority of each of our and Onegevity’s board’s independent board members. The transaction exchanged all outstanding Onegevity equity for 14.1% of the outstanding equity of the combined Thorne and Onegevity entity. This transaction increased Paul Jacobson’s ownership in our company to 4.4% based on our common stock outstanding following the merger transaction. The transaction was completed on March 3, 2021. See Note 4 for additional information related to the Onegevity merger.

Merger with Drawbridge

On April 21, 2021, the Company entered into a Merger Agreement with Drawbridge to acquire the majority of outstanding shares of Drawbridge, a healthcare technology company. Prior to the merger, the Company owned approximately 11.2% of the outstanding shares of Drawbridge and accounted for the investment in Drawbridge as an equity method investment, as the Company determined it had significant influence over Drawbridge. The Company's portion of Drawbridge’s loss during 2021, up to the date of the merger, was $0.2 million. As of March 31, 2021 and immediately preceding the merger, the Company’s net equity investment was approximately $3.2 million. Under the Merger Agreement, the Company increased its ownership interest in Drawbridge by 76.3 percentage points, to a total ownership of 87.5%. The Merger Agreement called for the payment of approximately $1.4 million in cash and the assumption of certain liabilities of Drawbridge. See Note 4 and Note 10 for additional information related to the Drawbridge merger.

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

Supply Agreement with NR Therapeutics, LLC

The Company is party to an exclusive supply agreement dated June 5, 2020 with NR Therapeutics, LLC (NR Therapeutics) pursuant to which the Company purchases inventory of nicotinamide riboside (NR). Paul Jacobson, the Company’s Chief Executive Officer, is a member of NR Therapeutics' board of directors, and the Company holds a 49% interest in NR Therapeutics. As of December 31, 2022, the Company had a related party payable of $1.68 million, of which $745 thousand is recorded within accounts payable in the consolidated balance sheets. As of December 31, 2021, the Company had a related party payable of $175 thousand. respectively. During the years ended December 31, 2022 and 2021, the Company purchased inventory from NR Therapeutics totaling $4.4 million and $4.1 million, respectively. See Note 9 for additional information related to the investment in NR Therapeutics.

Letter Agreement with Tecton Group, LLC

The Company is party to a letter agreement between the Company, Tecton Group, LLC (Tecton), Kirin and Mitsui (Tecton Letter Agreement) providing the Company with, amongst other things, a right of first offer to commercialize any Tecton product or service. The Tecton Letter Agreement also provides Kirin and Mitsui, with a right of first negotiation for any commercialization of Tecton products or services in Japan. The Company’s Chief Executive Officer, Paul Jacobson, was previously a member of Tecton’s board of directors. During the year ended December 31, 2021, the Company paid certain fees on behalf of Tecton, totaling approximately $705 thousand in exchange for additional equity interest in Tecton. During the year ended December 31, 2022, the Company did not pay any fees on behalf of Tecton. As of December 31, 2022 and December 31, 2021, there were no amounts outstanding to the Company from Tecton. See Note 9 for additional information related to the investment in Tecton.

Strategic Supplier Agreement with Nutrativa LLC

The Company is party to a strategic supplier agreement dated August 2, 2018, as amended, with Nutrativa LLC (Nutrativa). As part of the strategic supplier agreement, the Company serves as Nutrativa’s contract manufacturer for Nutrativa’s Effusio product. The Company also provides support services including customer service, order processing, warehousing and fulfillment, safety and surveillance, production planning, finance, legal and regulatory, human resources, and marketing. All manufacturing and development of Nutrativa products currently reside within the Company’s facilities located in Summerville, South Carolina. Paul Jacobson, the Company’s Chief Executive Officer, is the Chief Executive Officer of Nutrativa. As of December 31, 2021, the Company had recorded a related party receivable with Nutrativa of approximately $364 thousand. During the year ended December 31, 2021, the Company recognized revenue related to the supply agreement of $125 thousand. On February 28, 2022, the Company completed the purchase of all the outstanding membership interest of Nutrativa. See Note 4 for additional information related to the acquisition of Nutrativa.

Investment in Oova, Inc.

The Company maintains an investment in Oova, Inc. (Oova). As of December 31, 2022 and 2021, the Company had a related party receivable with Oova of approximately $5 thousand and $2 thousand, respectively. During the years ended December 31, 2022 and December 31, 2021, the Company recognized $57 thousand and $28 thousand, respectively, of revenue related to the contractual fulfillment services. See Note 9 for additional information related to the investment in Oova.

License and Purchase Agreement with ThorneVet Companion Animal Products, LLC

On October 1, 2010, the Company entered into a memorandum of understanding (MOU) with the Veterinary Institute of Integrative Medicine (VIIM). Pursuant to the MOU, the Company is obligated to repay VIIM the amount of $2.98 million for previous royalties earned by VIIM on sales of Thorne veterinary products (the Royalties). The amount of $2.98 million is due to be paid to VIIM in the form of monthly 3.0% royalty payments on gross sales of Thorne products to veterinarians.

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

On December 2, 2019, (the Effective Date) the Company entered into a License and Purchase agreement, together with a Distributor Agreement and a Commission Agreement (altogether, the License and Purchase Agreement) with ThorneVet Companion Animal Health Products, LLC, of which Kim Pearson, General Counsel, is the Chief Executive Officer and sole owner. Pursuant to the License and Purchase Agreement, the Company granted ThorneVet a license for certain formulations and trademarks (the IP) to continue manufacturing, marketing, and distributing the Company's veterinarian product line, which consists of fifteen (15) nutritional supplements for companion animals offered by the Company as of the Effective Date, as well as any other nutritional supplements for companion animals that utilize, in whole or in part, the licensed nutritional product formulations (altogether, the Licensed Assets). The License and Purchase Agreement is for a term of five years, expiring in December 2024, with an option to renew the License and Purchase Agreement for an additional five-year period. Further, the License and Purchase Agreement provides ThorneVet the exclusive right of first negotiation to purchase the IP for the Licensed Assets after the three years ended December 2022 at a purchase price then agreed to, provided, however, that VIIM releases the Company from all remaining financial liability for the Royalties.

As consideration for the license and right to purchase the Licensed Assets, ThorneVet assumed the liability to continue making the monthly 3.0% royalty payments to VIIM, although the Company continues to remain liable to VIIM for the remaining balance of the Royalties due, plus an additional $160 thousand of unpaid royalties, if ThorneVet were to fail to perform their obligations under the MOU. In consideration for the license granted, ThorneVet will pay to the Company a monthly royalty fee of 5.0% of net sales of the Licensed Assets sold by or on behalf of ThorneVet. As further consideration, ThorneVet will pay to the Company a commission of 20% of the net sales of the Licensed Assets to retail accounts introduced by the Company that are not established as of the Effective Date. Pursuant to the License and Purchase Agreement, ThorneVet may purchase finished goods inventory labeled as Animal Health Products (Purchased Products) as of the Effective Date for a purchase price of the fully allocated cost of such Purchased Products plus 5.0% margin.

As of the years ended December 31, 2022 and 2021, the remaining obligation due to VIIM by ThorneVet was $2.26 million and $2.29 million, respectively. During the years ended December 31, 2022 and 2021, the Company recognized $32.1 thousand and $25.3 thousand of other income for royalties and commissions earned on net sales of Licensed Assets generated by ThorneVet. During the years ended December 31, 2022 and 2021, the Company recognized $134.1 thousand and $127.8 thousand, respectively, of net sales of Purchased Products purchased by ThorneVet for resale to end customers. As of December 31, 2022 and December 31, 2021, there was $29.7 thousand and $29.1 thousand, respectively, outstanding to the Company from ThorneVet pertaining to sales of Purchased Products.

Other Related Party Transactions

As of December 31, 2022, and December 31, 2021, the Company had a related party payable of $0 and $43 thousand, respectively, to Chief Executive Officer, Paul Jacobson.

4.
Mergers and Acquisitions

Onegevity Health, LLC Merger

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

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

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

The Drawbridge Transaction was accounted for as an asset acquisition because the Company concluded the assets acquired and liabilities assumed did not constitute a business under ASC 805, Business Combinations (ASC 805). The Company performed a reassessment of Drawbridge as a variable interest entity under ASC 810 and concluded Drawbridge to be a variable interest entity as of the date of the transaction. Furthermore, the Company determined it was the primary beneficiary of Drawbridge as of the transaction date. Accordingly, the Drawbridge Transaction was accounted for as an asset acquisition under ASC 810, rather than under ASC 805. Under ASC 810, the Company is required to recognize a gain (loss) on the acquisition, equal to the sum of the consideration paid, the carrying value of the existing equity-method investment, and the fair value of the resulting non-controlling interest less the fair value of the net assets acquired. The Company concluded the carrying value of the Company’s existing Drawbridge investment of approximately $3.2 million was impaired in the second quarter of 2021 prior to the transaction and recorded a loss from equity interest in unconsolidated affiliates of approximately $3.0 million within the consolidated statements of operations for the year ended December 31, 2021. Additionally, a loss on the Drawbridge Transaction of approximately $0.2 million was recorded during the year ended December 31, 2021 within other (income) expense in the consolidated statements of operations. The net tangible and intangible assets acquired, and liabilities assumed, in connection with the Drawbridge Transaction were recorded based on their fair values as of the acquisition date and the value associated with in-process research and development was expensed because it was determined to have no alternative future use. The in-process research and development costs of approximately $1.6 million are recorded as an operating expense on the consolidated statement of operations. Subsequent to the acquisition, the operations of Drawbridge were fully consolidated in the Company’s consolidated financial statements, and a non-controlling interest of approximately $0.2 million was recorded for the 12.5% equity interest held by other investors.

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

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

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

We have accounted for the acquisition of Nutrativa under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The acquisition price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess recorded as goodwill (non-deductible for tax purposes). The goodwill recognized is attributable primarily to expected synergies to be realized by Nutrativa in leveraging the Company's existing manufacturing, distribution, research and development and marketing capabilities to efficiently scale the Nutrativa products and business. Estimates of fair value included in the consolidated financial statements represent management’s best estimates and valuations. During the measurement period in 2022, the Company updated certain fair value measurement assumptions related to the acquired developed technology intangible asset which resulted in the reclassification of $3.5 million from intangible assets, net to goodwill.

Total transaction costs incurred by the Company during the year ended December 31, 2022 were $0.5 million. These transaction costs were expensed as incurred and are included as a component of selling, general and administrative expense within the consolidated statements of operations.

The following table sets forth the final allocation of the purchase price to Nutrativa’s identifiable tangible and intangible assets acquired and liabilities assumed, including measurement period adjustments:

Cash	$17,713
Accounts receivable	14,470
Inventories	274
Property and equipment	3,256,996
Intangible asset	6,700,000
Goodwill	5,600,357
Accounts payable	(181,913)
Other accrued expenses	(202)
Net assets acquired	$15,407,695

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

5.
Consolidated Variable Interest Entities

The Company consolidates variable interest entities where the Company is determined to be the primary beneficiary, under ASC 810. The Company consolidates into its consolidated financial statements two legal entities (Health Elements, LLC and Onegevity Health, LLC) in which it holds a controlling interest. The Company presents non-controlling interest as a component of stockholders’ equity on its consolidated balance sheet and reports net loss-non-controlling interest in the consolidated statements of operations. The Company’s acquisition or disposal of ownership interests in the variable interest entities is a reconsideration event that requires a reassessment of whether the entity continues to be a variable interest entity and whether the primary beneficiary has changed. If after making these reassessments, the primary beneficiary remains the same (i.e., a controlling financial interest is maintained), and the transaction is in the scope of ASC 810, the Company accounts for the acquisition or disposal of a non-controlling interest as an equity transaction, consistent with the principles of ASC 810-10. Any difference between the price paid and the carrying amount of the non-controlling interest is not reflected in net income, but instead reflected directly in equity.

Onegevity Health, LLC. As of January 1, 2021, the Company owned 58,252 shares of Onegevity Health, LLC (Onegevity) capital stock, which equated to approximately a 50% ownership interest. After evaluating relevant factors, the Company determined that it is the primary beneficiary of Onegevity and accordingly consolidated the assets and liabilities of Onegevity in accordance with ASC 810.

During the first quarter of 2021, the Company merged with Onegevity. As part of the merger, the legal entity Onegevity Health, LLC was dissolved; its wholly-owned subsidiary, Health Elements, LLC, became a wholly-owned subsidiary of the Company. The merger did not lead to a change in control, and therefore the transaction was recorded in the equity section of the Company’s consolidated balance sheets. See Note 4 for additional information related to the Onegevity merger.

Thorne HealthTech Asia PTE, Ltd. On January 10, 2022, the Company entered into an agreement with Mitsui and TM HealthTech Pte. Ltd., a wholly-owned subsidiary of Mitsui, to form a joint venture entity, Thorne HealthTech Asia PTE, Ltd. (Thorne Asia JV), to exclusively market, distribute and sell Thorne’s products across Singapore, Hong Kong, Taiwan, Thailand, Indonesia, Malaysia, Australia, the Philippines, Vietnam, India and New Zealand. On January 20, 2022, Thorne and Mitsui contributed $2.7 million and $2.6 million, respectively, in cash and hold 51% and 49%, respectively, of the total issued share capital of Thorne Asia JV. After evaluating relevant factors, the Company determined that it is the primary beneficiary of Thorne Asia JV, as substantially all of the activities either involve, or are conducted on behalf of, the Company. Under ASC 810, the Company has consolidated Thorne HealthTech Asia PTE, Ltd. in its consolidated financial statements as of and for the year ended December 31, 2022.

The board of directors of Thorne Asia JV is composed of five directors, of which three were nominated by Thorne and two by Mitsui. Each director is appointed for a term of office of one year and will be eligible for re-election. Summary information for Thorne Asia JV, excluding intercompany activity with the Company, is included in the December 31, 2022 consolidated balance sheet as presented below:

December 31, 2022
Cash and cash equivalents	$4,484,326
Other assets	141,712
Total assets	4,626,038
Less: Total liabilities	89,779
Net assets (liabilities)	$4,536,259

The results of operations for Thorne Asia JV, excluding intercompany activity with the Company, included in the year ended December 31, 2022 consolidated statements of operations is as follows:

Year ended
December 31, 2022
Net sales	$32,079
Net loss	(772,520)
Net loss - non-controlling interests	(378,535)
Net loss attributable to Thorne HealthTech, Inc.	$(393,985)

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

6.
Inventories, net

Inventories are as follows:

	December 31,
	2022	2021
Raw materials	$35,305,418	$22,620,773
Work in process	292,212	422,196
Finished goods	23,491,961	18,413,853
Reserve for slow moving and obsolete inventory	(445,663)	(444,698)
Inventories, net	$58,643,928	$41,012,124

7.
Property and Equipment, net

Property and equipment are as follows:

	December 31,
	2022	2021
Machinery and equipment	$13,774,090	$9,937,510
Furniture and fixtures	521,032	491,173
Office equipment	848,714	1,111,141
Leasehold improvements	19,703,960	19,431,916
Vehicles	114,454	98,282
Lab equipment	2,784,563	2,930,059
Software	2,934,239	2,107,327
Total property and equipment	40,681,052	36,107,408
Less accumulated depreciation and amortization	(13,385,482)	(11,262,651)
In-process assets including deposits on new equipment	21,881,274	2,185,643
Property and equipment, net	$49,176,844	$27,030,400

In-process assets are stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on in-process assets until the relevant assets are completed and available for intended use.

Depreciation expense of property and equipment was approximately $3.6 million for the year ended December 31, 2022, of which $2.8 million, $0.5 million, and $0.3 million were recorded within cost of sales, selling, general and administrative expenses, and research and development expenses, respectively, within the consolidated statements of operations. Depreciation expense of property and equipment was approximately $2.7 million for the year ended December 31, 2021, of which $2.0 million, $0.5 million, and $0.2 million were recorded within cost of sales, selling, general and administrative expenses, and research and development expenses, respectively, within the consolidated statements of operations.

8.
Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill during the year ended December 31, 2022:

Balance as of December 31, 2021	$14,440,683
Acquisitions	5,600,357
Balance as of December 31, 2022	$20,041,040

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

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

In February 2022, the Company acquired all of the outstanding ownership interests of Nutrativa, which is now a wholly-owned subsidiary of the Company. The Company accounted for the transaction as a business combination in accordance with ASC 805, Business Combinations, and recorded the consideration transferred, assets acquired and liabilities assumed at their fair values, resulting in the recording of goodwill of $5.6 million. See Note 4 for additional information related to the acquisition of Nutrativa.

Finite-lived Intangible Assets

Finite-lived intangible assets are as follows:

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$6,500,000	$(4,062,500)	$2,437,500
Trade names	7,600,000	(6,333,333)	1,266,667
Existing technology/reformulations	8,900,000	(2,252,084)	6,647,916
License agreements	3,129,002	(1,650,836)	1,478,166
	$26,129,002	$(14,298,753)	$11,830,249

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$6,500,000	$(3,737,500)	$2,762,500
Trade names	8,640,000	(6,866,667)	1,773,333
Existing technology/reformulations	3,207,923	(2,694,590)	513,333
Research and development formulas	800,000	(800,000)	—
License agreements	8,591,822	(7,048,672)	1,543,150
	$27,739,745	$(21,147,429)	$6,592,316

The Company’s intangible assets include intangible assets acquired through the Thorne Research acquisition in 2010 and Nutrativa in 2022. See Note 4 for additional information related to the acquisition of Nutrativa. As of December 31, 2022 and December 31, 2021, the net carrying value of acquired intangible assets was $10.4 million and $5.0 million, respectively. Intangible assets also include payments under license agreements related to trademarks and content. As of December 31, 2022 and December 31, 2021, these had a net carrying value of $1.5 million.

When applicable, the balances as of December 31, 2022 have been reduced to reflect the impact of intangible assets when the gross carrying value has become fully amortized during the year ended December 31, 2022. The impact of this resulted in a reduction to carrying value and accumulated amortization of $1.0 million to trade names, $1.0 million to existing technology/reformations, $0.8 million to research and development formulas and $6.2 million to license agreements.

Amortization expense totaled $2.2 million and $1.8 million for the years ended December 31, 2022 and 2021, respectively.

Future estimated amortization expense of the Company's intangible assets as of December 31, 2022 is as follows:

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

Year ended December 31,	Amount
2023	$2,224,567
2024	1,914,151
2025	1,337,484
2026	917,067
2027	917,067
Thereafter	4,519,913
$11,830,249

9.
Investments

Heart-Tech Health, Inc. On January 7, 2022, the Company entered into a Strategic Partnership Agreement with Heart-Tech Health, Inc. (Heart-Tech). Heart-Tech was formed by Dr. Suzanne Steinbaum, a leading holistic cardiologist, and has developed a program for women’s holistic health prevention. Together, the Company and Heart-Tech plans to open and operate a Thorne Lab location in New York, New York. Simultaneous to executing the Strategic Partnership Agreement with Heart-Tech, the Company made a $1.0 million investment in Heart-Tech through a simple agreement for future equity, or SAFE. During the year ended December 31, 2022, there was no reportable activity between the Company and Heart-Tech.

Oova. As of December 31, 2022 and 2021, the Company had an investment of $0.4 million in Oova, representing a 2.54% and 3.46% equity interest, respectively. As management has determined it does not have the ability to exercise significant influence over the operating and financial activities of the investee, and the fair value of the investment is not readily determinable, the Company’s investment in Oova is accounted for at cost minus impairment, in accordance with ASC 321, Equity Securities. As there were not any observable price changes in identical or similar securities to Oova, the Company has not adjusted the value of this investment upward or downward, either on a cumulative basis or in either of the years ended December 31, 2022 or 2021. Since the Company invested in Oova, the investee has successfully brought its product to market. Although there are no restrictions on the Company’s ability to sell this investment, the timing of when or if the Company would sell this asset is unknown at this time. There are no unfunded commitments related to the Company’s investment. Management concluded that no impairment was necessary for the years ended December 31, 2022 or 2021.

10.
Equity-method Investments

Equity-method investments are as follows:

	December 31, 2022		December 31, 2021
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Drawbridge Health, Inc. (1)	$—	87.5%	$—	87.5%
NR Therapeutics LLC	942,501	49.0%	963,685	49.0%
Tecton Group LLC	—	11.0%	—	30.0%
Total	$942,501		$963,685

The following summarizes the (loss) income of equity-method investees:

	Years ended December 31,
	2022	2021
Drawbridge Health, Inc. (2)	$—	$(3,173,106)
NR Therapeutics LLC	(173,976)	213,685
Tecton Group LLC	—	(704,637)
Total	$(173,976)	$(3,664,058)

(1)
On April 26, 2021, the Company entered into a merger agreement with Drawbridge Health, Inc., to acquire the majority of the remaining outstanding shares. See Note 5 for additional information related to the Drawbridge merger transaction.
(2)
Represents the Company’s proportionate share of net loss for the period of January 1, 2021 through April 26, 2021 (the date of merger).

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

Drawbridge Health, Inc. (Drawbridge) is a privately held healthcare technology company that has developed a blood draw device that is regulated as a Class II medical device and received 510(k) clearance in 2019. The Company’s Chief Executive Officer was a member of the board of directors for Drawbridge until 2020. Management has determined it had the ability to exercise significant influence over Drawbridge’s operating and financial activities due to its equity ownership and board representation, which began in 2019. The investment, therefore, was accounted for using the equity method, and the Company’s proportionate share of the net loss of the investee was reported under the line item captioned “loss from equity interest in unconsolidated affiliates” in the consolidated statements of operations.

Tecton Group LLC (Tecton) is a privately held company focused on the development of a revolutionary nutrition technology providing improved cognitive and physical performance in addition to fueling the brain to protect against concussion and secondary damage of traumatic brain injury. After evaluating the relevant factors, the Company determined that it has significant influence with respect to Tecton, and accounted for the investment using the equity method, with the investee’s proportionate share of the net loss of the investee reported under the line item captioned “loss from equity interests in unconsolidated affiliates” in the consolidated statements of operations. As of December 31, 2022, the total suspended loss in the investee was approximately $0.5 million, for which the Company has no further obligation. As of December 31, 2021, the Company's ownership interest was 30%. During the year ended December 31, 2022, Tecton issued additional equity to investors, which the Company did not participate, reducing our ownership interest to 11% as of December 31, 2022.

The Company is also party to a letter agreement between us, Tecton, Kirin and Mitsui (Tecton Letter Agreement) providing us with, amongst other things, a right of first offer to commercialize any Tecton product or service. The Tecton Letter Agreement also provides Kirin and Mitsui, with a right of first negotiation for any commercialization of Tecton products or services in Japan.

NR Therapeutics LLC (NR) is a privately held company focused on the sale and distribution of nicotinamide riboside, a natural compound present in almost all living organisms. During the year ended December 31, 2021, the Company determined that it has significant influence with respect to NR, and began accounting for the investment using the equity method, with the investee’s proportionate share of the net income of the investee reported under the line item captioned “loss from equity interests in unconsolidated affiliates” in the consolidated statements of operations. Management concluded that there was no impairment for the years ended December 31, 2022 and 2021.

11.
Other Accrued Liabilities

Other accrued liabilities as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Accrued expenses (1)	$1,434,420	$98,042
Income tax payable	317,610	363,552
Interest payable	23,626	1,504
Loyalty rewards payable	141,614	32,551
Sales/use tax payable	210,737	193,144
Deferred revenue	1,156,103	311,333
Gift card liability	133,770	65,287
Returns allowance liability	145,963	49,629
Other current liabilities	—	29,531
Total	$3,563,843	$1,144,573

(1)
Accrued expenses for the year ended December 31, 2022, primarily consists of marketing and other selling, general and administrative costs incurred as of the year ended December 31, 2022, for which the Company has not yet been invoiced by the vendor as of the year ended December 31, 2022.

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

12.
Notes Payable

The Company enters into various premium finance agreements with a credit finance institution to pay the premiums on insurance policies for its directors' and officers' liability, general liability, workers' compensation, umbrella, auto and pollution coverage needs. During the year ended December 31, 2022, the aggregate amount of the premiums financed was $1.2 million, payable in equal monthly installments at a weighted average interest rate of 4.5%. These premium finance agreements are due within one year and are recorded as notes payable under current liabilities in the consolidated balance sheets. At December 31, 2022, the Company had a remaining balance of $0.8 million related to notes payable. At December 31, 2021, the Company did not have any premium finance agreements for its directors' and officers' liability, general liability, workers' compensation, umbrella, auto coverage nor pollution coverage needs.

13.
Long-term Debt

Long-term debt balances consist of the following:

	December 31,
	2022	2021
2022 Term loan	$12,000,000	$—
Other
Notes payable - equipment financing	1,169,559	1,577,807
Total long-term debt	13,169,559	1,577,807
Less: current maturities	523,510	494,173
Total long-term debt, net of current portion	$12,646,049	$1,083,634

Credit Facility

On December 21, 2022, the Company, entered into a Credit Agreement (the “2022 Credit Agreement”) that provides for (1) a $45.0 million revolving credit promissory note (“Revolver”) with a maturity date of December 21, 2027 and (2) a $12.0 million term promissory note (“2022 Term Loan”) with a maturity date of December 21, 2027. The Company refers to the Revolver and 2022 Term Loan collectively as the “Credit Facility.”

On December 21, 2022, the Company entered into a $45.0 million Revolver. The Revolver contains an option allowing the Company to increase the size of its Revolver by up to an additional $15.0 million subject to agreement by the lender. The Company may repay principal amounts on borrowings under the Revolver and reborrow them any time without penalty or premium until the maturity date of December 21, 2027. The Revolver is available for issuance of letters of credit to a specified limit of $5.0 million. Any outstanding and undrawn letters of credit shall be reserved under the Revolver and such amount shall not be available for borrowings. The letter of credit previously issued by SMBC on October 29, 2021, in the amount of $4.9 million and secured by a cash deposit of $4.9 million, will be returned to the Company in exchange for $4.9 million of the letters of credit issued under the Revolver. As of December 31, 2022, additional borrowing of $40.1 million was available under the Revolver. The Company incurred $0.2 million of debt issuance costs, which will be amortized as additional interest expense over the life of the Revolver.

Under the Revolver, the Company can elect the tranche rate (greater of 0.5% or the Secured Overnight Financing Rate (“SOFR”) plus 1.4%) or the base rate (Prime plus 1.0%). The Company also pays a commitment fee equal to 0.2% of the average commitment not utilized. Interest payments are due monthly. As of December 31, 2022, there were no borrowings under the Revolver.

On December 21, 2022, the Company entered into a $12.0 million 2022 Term Loan. The 2022 Term Loan is payable in equal monthly installments, with the remaining balance payable at the maturity date of December 21, 2027. The Company may prepay the loan at any time with no penalty. As of December 31, 2022, the Company had no available borrowing capacity on the 2022 Term Loan.

Under the 2022 Term Loan, the Company elected the Secured Overnight Financing Rate ("SOFR") plus 1.4%. Interest payments are due monthly. As of December 31, 2022, the interest rate on the 2022 Term Loan was 5.7%.

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

The Company is subject to a number of restrictive covenants under the Credit Facility that, among other things, impose operating and financial restrictions on the Company.

Financial covenants include the following:

i.
Senior Net Leverage Ratio, as defined, not to exceed: (a) 3.0:1.0 as of the end of the Fiscal Quarters ending March 31, 2023; June 30, 2023; and September 30, 2023; (b) 2.75:1.0 as of the end of the Fiscal Quarters ending December 31, 2023; March 31, 2024; June 30, 2024; and September 30, 2024; (c) 2.50:1.0 as of the end of the Fiscal Quarters ending December 31, 2024; March 31, 2025; June 30, 2025; and September 30, 2025; (d) 2.25:1.0 as of the end of the Fiscal Quarters ending December 31, 2025; March 31, 2026; June 30, 2026; and September 30, 2026; and (e) 2.0:1.0 as of the end of the Fiscal Quarters ending December 31, 2026; March 31, 2027; June 30, 2027; and September 30, 2027.
ii.
Fixed Charge Coverage Ratio, as defined, of at least 1.20:1.0, as of the end of any Fiscal Quarter, commencing with the Fiscal Quarter ending March 31, 2023.

For the year ended December 31, 2022, the Company was in compliance will all non-financial and financial covenants. Starting on March 31, 2023, the Company will have financial covenants disclosed above that they will be required to comply with under the 2022 Credit Agreement.

Operating covenants include restrictions on indebtedness, liens, mergers, consolidations, investments, acquisitions, disposition of assets, and transactions with affiliates. Dividends, redemptions and other payments on equity (restricted payments) are generally limited. Customary events of default (with customary grace periods, notice and cure periods and thresholds) include payment default, breach of representation in any material respect, breach of certain covenants, default to material indebtedness, bankruptcy, ERISA violations, material judgments, change in control and termination or invalidity of guaranty or security documents.

The Credit Facility is secured by a security interest in substantially all of the Company’s assets.

Notes Payable - Equipment Financing

The Company has multiple equipment financing notes. As of December 31, 2022, and 2021, the Company had equipment financing notes totaling $1.2 million and $1.6 million, respectively, which are collateralized by the associated equipment. The stated fixed rate of the equipment financing notes range from 4.89% to 6.94% and have a maturity date ranging from July 2023 to September 2026. The notes are collateralized by the original purchased equipment which have an aggregate net book value of $1.6 million as of December 31, 2022.

2022 Loan Agreement

On April 8, 2022, the Company entered into a loan agreement (the “Loan Agreement”), with an effective date of March 31, 2022. Under the terms of the Loan Agreement, the lender provided a revolving line of credit (the “Line of Credit’) to the Company in the amount of $15.0 million. Under the Loan Agreement, the Company may repay principal amounts and reborrow them as necessary until the maturity date of March 31, 2027. Outstanding borrowings under the Loan Agreement will be subject to interest at a rate equal to the Bloomberg Short-Term Bank Yield Index rate (BSBY), plus 1.5%, adjusted on the first day of each month (the Adjustment Date). Interest is calculated on the basis of a 360-day year and the actual number of days elapsed. The Company agreed to pay interest on any outstanding borrowings monthly beginning April 30, 2022. The Line of Credit is subject to an Unused Commitment Fee equal to 0.2% per year and is payable monthly starting on May 1, 2022.

The Line of Credit is available for issuance of letters of credit to a specified limit of $6.0 million. Any outstanding and undrawn letters of credit shall be reserved under the Line of Credit and such amount shall not be available for borrowings. On December 21, 2022, the Loan Agreement was closed.

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

On October 29, 2021, the Company deposited $4.9 million into a restricted interest-bearing account with SMBC to fund the standby letter of credit and release the guarantees provided by Kirin and Mitsui. For the year ended December 31, 2021, the Company incurred total guarantee fee expense for the standby letter of credit of $0.1 million which was included in guarantee fees in the consolidated statements of operations. The $4.9 million letter of credit will be returned to the Company in exchange for $4.9 million of the Letters of Credit issued under the 2022 Credit Agreement. As of December 31, 2022, the standby letter of credit had not been returned, and the restriction on the deposit of $4.9 million into a restricted interest-bearing account with SMBC to fund the standby letter of credit had not been released. The $4.9 million deposit, which is associated with the Line of Credit, is expected to be released from restriction and returned to the Company in the first quarter of 2023. The amount is therefore recorded as restricted cash and classified within current assets as of December 31, 2022.

2021 Credit Agreement

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

Both the 2020 Credit Agreement and 2021 Credit Agreement were guaranteed by two significant Company stockholders, Kirin and Mitsui. Each stockholder guaranteed 50% of the total amount of the loan, or $10.0 million. On October 4, 2021, the Company repaid the $20.0 million of outstanding borrowings under the 2021 Credit Agreement, plus interest accrued and unpaid on the loan through the date of repayment. Upon repayment, the 2021 Credit Agreement was terminated. The Company incurred incremental fees related to the payoff totaling $7 thousand. Upon repayment of the outstanding borrowings under the 2021 Credit Agreement, the related Kirin and Mitsui guarantees were released and terminated.

Standby Letter of Credit

In 2018, an irrevocable standby letter of credit was issued by a bank on the Company’s behalf as required by the landlord of the South Carolina production facility, and guarantees were issued by related parties (see Note 9). The standby letter of credit is for $4.9 million and had an original expiration date of December 3, 2019, with automatic renewals until October 31, 2037. The guarantee fee is based on the 12-month USD LIBOR rate, plus 3% on the amount of the guarantee. The letter of credit has an annual fee of $20 thousand.

Debt Maturities

The contractual maturities of the Company's long-term debt as of December 31, 2022 are as follows:

Year Ending December 31,	Amount
2023	$523,510
2024	2,139,572
2025	1,862,456
2026	1,786,878
2027	6,857,143
Thereafter	—
$13,169,559

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

14.
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

On January 26, 2021, the Company entered into a five-year lease agreement for 115,500 square feet within a 136,500 square foot building for the Company's fulfillment and distribution operations, located in Summerville, South Carolina. Rent was abated for the first three months while the Company installed racking, packing stations and other required equipment, prior to the Company's shipping operations to this facility. This lease terminates in July 2026. The lease has two renewal options for three years each. The Company has funded a customary security deposit of $0.1 million upon execution of the lease, which has been recorded within other assets on the consolidated balance sheets as of December 31, 2022 and December 31, 2021.

On July 28, 2021, the Company entered into a lease agreement for a 360,320 square foot industrial building for the Company's finished goods warehousing and shipping operations, located in Summerville, South Carolina. The building is currently under construction and the lease will commence on the date of which the landlord completes construction of the facility and required tenant improvements, currently estimated to be during the second quarter of 2023 and will terminate upon the thirteenth anniversary of the commencement date. The lease has one renewal option for a five-year term. The lease provides for an allowance for tenant improvements of up to $1.3 million. The annual base rent for the first year will be $2.0 million and is subject to an annual escalation of 2.0% on each anniversary. The Company has funded a customary security deposit of $0.3 million upon execution of the lease which has been recorded within other assets on the consolidated balance sheets as of December 31, 2022 and December 31, 2021.

The Company maintains a 16,896 square-foot warehouse in Benicia, California for distribution and fulfillment operations. This lease terminates in January 2025. The Company has the right to renew for one additional term of five years.

On March 10, 2022, the Company amended the lease agreement for its headquarters in New York, New York. The amended agreement granted an additional right-of-use (“second substitute premises”) to the Company in the future following the expiration of its current lease. The second substitute premises were substantially completed on October 3, 2022. The amendment commenced on October 3, 2022 and will terminate on the five year anniversary of the rent commencement date. The Company has funded a customary security deposit of $0.2 million for its headquarters, which has been recorded within other assets on the consolidated balance sheets as of December 31, 2022.

During the third quarter of 2022, the Company entered into a two-year lease for the purchase of equipment to be located within the Company's primary manufacturing and administrative facility in Summerville, South Carolina. The lease provides the Company with an option to purchase the equipment from the lessor at the expiration of the lease term in exchange for transfer of title to the $195 thousand security deposit funded by the Company to the lessor upon commencement of the lease. The Company initially classified the lease as an operating lease and recorded an operating lease right-of-use asset and operating lease liability of approximately $2.3 million in the consolidated balance sheets as of September 30, 2022. As of December 31, 2022, the amounts have been reclassified to properly present the lease as a financing lease for the purchase of equipment.

The Company also leases a 2,500 square-foot administrative and support facility in Madison, Wisconsin. The lease for this office expires in October 2024.

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

The balances for the operating and finance leases where the Company is the lessee are presented as follows within the consolidated balance sheets:

	December 31, 2022	December 31, 2021
Operating lease:
Operating lease right-of-use assets, net	$17,546,240	$17,836,756

Current portion of operating lease obligations	1,504,433	2,633,236
Operating lease obligations, net of current portion	28,430,474	27,605,739
Total operating lease liabilities	$29,934,907	$30,238,975

Finance lease:
Finance right-of-use assets	$3,143,592	$883,076

Current portion of finance lease obligations	1,660,404	413,487
Finance lease obligation, net of current portion	1,455,011	482,544
Total finance lease liabilities	$3,115,415	$896,031

The components of lease expense are as follows within our consolidated statements of operations:

	Years ended December 31,
	2022	2021
Operating lease expense:
Operating lease cost(1)	$4,923,387	$5,692,735
Finance lease expense:
Amortization of leased assets	1,098,349	424,961
Interest on lease liabilities	109,439	52,511
Total lease expense	$6,131,175	$6,170,207

(1)
Includes short-term leases and variable lease costs, which are immaterial.

The weighted average remaining lease term and weighted average discount rate at December 31, 2022 and December 31, 2021, were as follows:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (years)
Operating leases	13.04 years	13.73 years
Finance leases	1.63 years	2.33 years
Weighted average discount rate applied
Operating leases	8.6%	9.2%
Finance leases	6.2%	6.1%

Supplemental cash flow information related to leases where the Company is the lessee is as follows:

	Years ended December 31,
	2022	2021
Operating cash outflows from operating leases	$5,132,133	$4,794,134
Operating cash outflows from finance leases (interest payments)	109,439	52,511
Financing cash outflows from finance leases	934,975	1,242,948
Leased assets obtained in exchange for finance lease liabilities	3,352,693	540,433
Leased assets obtained in exchange for operating lease liabilities	2,307,468	2,913,002

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2022, the maturities of the operating and finance lease liabilities are as follows:

Period	Operating leases	Finance leases
2023	$3,899,432	$1,818,062
2024	4,103,534	1,219,769
2025	4,069,997	47,063
2026	3,836,053	38,940
2027	3,421,442	—
Thereafter	32,964,888	—
Total minimum lease payments	$52,295,345	$3,123,835
Less: imputed interest	22,360,438	8,420
Total present value of lease liabilities	$29,934,907	$3,115,415
Less: current portion	1,504,433	1,660,404
Long-term portion of lease liabilities	$28,430,474	$1,455,011

In 2016, the Company entered into a new lease agreement for office, warehouse and production space in Summerville, South Carolina. The Company was required to provide the landlord with a $4.9 million irrevocable letter of credit as a security deposit (see Note 13). The required security deposit may be reduced upon the attainment of certain EBITDA levels.

15.
Convertible Preferred Stock and Stockholders’ Equity

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

The Company’s Series E convertible preferred stock has been classified as temporary equity on the accompanying consolidated balance sheets in accordance with authoritative guidance for the classification and measurement of redeemable securities. Upon certain change in control events outside of the Company’s control, including liquidation, sale, or transfer of control of the Company, holders of the Series E convertible preferred stock can cause its redemption. The Company has determined not to adjust the carrying values of the Series E convertible preferred stock to the liquidation preferences of such shares because the Series E convertible preferred stock is not currently redeemable and not probable of becoming redeemable due to the uncertainty of whether or when the contingent events would occur.

Immediately prior to the completion of the Company’s IPO on September 22, 2021, all outstanding shares of the Series E convertible preferred stock automatically converted on a one-to-one basis into an aggregate of 27,011,500 shares of common stock. As of December 31, 2022 and December 31, 2021, there were no shares of Series E convertible preferred stock outstanding.

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

16.
Warrants

On October 10, 2018, the Company issued to Kirin and Mitsui each 2,225,000 warrants, for a total of 4,450,000 warrants, to purchase the Company’s common stock. The warrants have an exercise price of $5.12 and an expiration date of October 11, 2028. In July 2020, each shareholder exercised 2,168,485 warrants for a total of $22.2 million in gross proceeds. As of December 31, 2022, and 2021, 453,455, of the original 4,450,000 warrants, remain outstanding. These warrants are classified as equity within the consolidated balance sheets as of December 31, 2022, and 2021.

On June 23, 2010, the Company issued 2,532,000 warrants to a related-party stockholder, with a strike price of $6.74 and an original expiration date of June 23, 2020. In May 2019, the Board of Directors extended the term of the warrants for an additional 10 years to June 23, 2030. As of December 31, 2022, and 2021, none of the 2,532,000 warrants have been exercised and all common stock warrants remained outstanding. These warrants are classified as equity within the consolidated balance sheets at December 31, 2022, and 2021.

On May 10, 2011, the Company issued 453,455 warrants to purchase common stock to a related-party stockholder, with a strike price of $6.74 per warrant. In May 2019, the Board of Directors extended the term of the warrants for an additional 10 years to June 23, 2030. The extension was determined by management to be a modification of the warrant. Due to these warrants containing certain down-round protections, which are not associated with the underlying Company’s equity that may trigger in the event of a modification of certain other outstanding warrant instruments, the Company has classified these warrants as liabilities within the consolidated balance sheets as of December 31, 2022 and 2021.

The warrant liability is remeasured at fair value at each reporting date and have a fair value of $1.1 million and $2.1 million as of December 31, 2022, and 2021, respectively.

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

The Black-Scholes model was used to value the liability-classified warrants. The following assumptions were used:

	December 31,
	2022	2021
Fair market value	$2.34	$6.21
Exercise Price	$6.74	$6.74
Term	7.5	8.5
Volatility	75%	75%
Annual dividend	—	—
Risk-free interest rate	3.97%	1.48%

The fair value of financial instruments measured on a recurring basis is as follows:

	As of December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,059,343	$—	$1,059,343	$—

	As of December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$2,058,566	$—	$—	$2,058,566

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

Changes in the ability to observe valuation inputs may result in a reclassification of levels within the fair value hierarchy.

The following table summarizes the change in fair value, as determined by Level 3 inputs and transfers in or out of the Level 3 fair value hierarchy, for all assets and liabilities using unobservable Level 3 inputs:

Warrant Liability
Balance at December 31, 2020	$3,930,930
Change in fair value for 2021	(1,872,364)
Balance at December 31, 2021	2,058,566
Change in fair value for 2022	(999,223)
Transfer to level two during the year ended December 31, 2022	(1,059,343)
Balance at December 31, 2022	$—

17.
Income Taxes

The provision for income taxes consisted of the following for the years ended December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021
Current income tax expenses:
Federal	$—	$—
State	472,529	411,919
Total current income tax expense	472,529	411,919
Deferred income tax expenses:
Federal	(7,936,507)	—
State	154,320	—
Total deferred income tax (benefit) expense	(7,782,187)	—
Income tax (provision) expense	$(7,309,658)	$411,919

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, 2022 and 2021:

	December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$9,221,189	$13,431,724
Federal and state tax credits	2,233,431	3,383,268
Lease liability ASC 842	7,541,756	7,271,783
Research and development	2,550,572	—
Stock options	1,705,609	—
Disallowed interest expense	—	164,921
Share-based compensation	—	495,960
Impairment	—	464,720
Other	593,254	691,010
Total deferred tax assets	$23,845,811	$25,903,386
Deferred tax liabilities:
Basis difference on fixed assets	$(4,551,953)	$(4,114,426)
Basis difference on intangibles	(1,779,346)	(1,427,816)
Deferred revenue	(182,570)	—
Other accrued and prepaid expenses	(424,884)	(709,653)
Right-of-use asset ASC 842	(4,721,215)	(4,372,138)
Other	—	(72,714)
Total deferred liabilities	(11,659,968)	(10,696,747)
Net deferred tax asset	12,185,843	15,206,639
Less valuation allowance	(4,403,656)	(15,206,639)
Net deferred tax asset (liability) post valuation allowance	$7,782,187	$—

If, based on the weight of available evidence, it is more likely than not that all deferred tax assets will not be realized, a valuation allowance must be recorded to reduce the recorded deferred tax assets to net realizable value. No valuation allowance was considered necessary as of December 31, 2022. Prior to the release of the valuation allowance in 2022, the Company identified an error in the 2021 valuation allowance. The Company assessed this error, deemed it to be immaterial, and has adjusted certain prior period amounts in the above table to align with the current period presentation.

The Company's income tax expense differs from the amount that results from applying the statutory U.S. Federal income tax rate to income before income taxes due to a variety of factors. The primary differences result from the following:

	Years Ended December 31,
	2022		2021
Book income before tax	$8,011,492		$8,815,776
Federal rate	21.0%		21.0%
Federal income tax at the statutory rate U.S. federal rate	1,682,413	21.0%	1,851,313	21.0%
State taxes, net of federal	527,618	6.6%	325,416	3.8%
Permanent items	557,075	7.0%	693,699	7.9%
Prior year true ups	514,707	6.4%	8,665	0.0%
Write off of Health Elements Federal NOL DTAs	—	0.0%	4,865,575	55.2%
Write off of Health Elements State NOL DTAs	—	0.0%	1,241,633	14.1%
Change in valuation allowance	(10,802,983)	(134.8%)	(8,490,499)	(96.3%)
Nondeductible expenses and other	211,512	2.6%	(83,883)	(1.0%)
Income tax (benefit) expense	$(7,309,658)		$411,919
Effective income tax rate	(91.2%)		4.7%

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

As discussed in Note 2, Health Elements made a federal election during 2013 to be taxed as a Subchapter C corporation. Since that time, Health Elements has filed a consolidated income tax return. As such, separate tax returns are filed and therefore net operating losses are unique to each tax group.

As of December 31, 2021, the Company had federal and state net operating loss carryforwards of approximately $47.0 million and $50.9 million, respectively, including Health Elements. As of December 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $29.1 million and $47.1 million, respectively. If not utilized, the federal operating loss carryforwards incurred before January 1, 2020 will begin to expire in 2030.The federal operating losses incurred in 2018 and beyond do not expire. The state operating loss carryforwards do not expire.

The Company has net operating loss carryforwards in various other state jurisdictions that are not material to the consolidated financial statements.

The Company’s ability to utilize its net operating loss (NOL) and tax credit carryforwards may be substantially limited due to ownership changes that have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain stockholders or public groups. During 2021, the Company completed an analysis of the available NOL and tax credit carryforwards under Section 382 of the Code. As a result of this analysis, federal and state net operating losses were reduced by $31.3 million and $26.9 million, respectively.

During the course of preparing the Company’s consolidated financial statements as of and for the year ended December 31, 2022, the Company identified that the previous assessment of Section 382 ownership changes incorrectly excluded Health Elements from the scope of the analysis. The Company completed a revised analysis during the current period, and after properly assessing the effects of upper tier shifts in ownership at the Company, it was determined that Health Elements also experienced a Section 382 ownership change. As a result of the identified ownership change, the portion of Health Elements NOL carryforwards attributable to the pre-ownership change periods are subject to a substantial annual limitation under Section 382 of the Code. The Company has adjusted its previously reported NOL carryforwards to address the impact of the 382 ownership change at Health Elements. This resulted in a reduction of previously disclosed available federal and state NOLs of $23.2 million and $18.8 million, respectively. The write down of the NOLs reduced the net operating losses line within the table of deferred tax assets as of December 31, 2021, as previously disclosed by $6.1 million, with a corresponding decrease in the valuation allowance. Additionally, previously, the Company had disclosed that the total reduction to federal and state NOL carryforwards resulting from the Section 382 study was $8.1 million and $8.1 million, respectively. As a result of the additional analysis performed during 2022, the Company has increased the amounts within the preceding paragraph by $23.2 million and $18.8 million, respectively.

Since the limitation affected the prior period, the Company has determined that its December 31, 2021 tax footnote presentation overstated the gross deferred tax asset and corresponding valuation allowance by $6.1 million. However, there was no net impact to the net deferred tax asset and tax expense as the decrease in the net operating loss and tax credit carryforwards was offset completely by a corresponding adjustment to the Company’s overall valuation allowance. For comparative purposes, the Company’s prior year tax footnote has been revised to reflect the adjustment to the net operating losses, tax credits and valuation allowance. The revision had no effect on the previously reported balance sheets, statements of operations and comprehensive loss, cash flows and stockholders’ equity.

The Company is subject to taxation in the U.S. and various states. The Company does not have any unrecognized tax benefits. As of December 31, 2022, and 2021, there is no accrued interest or penalties recorded in the consolidated financial statements.

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

Cash paid for income taxes for the years ended December 31, 2022 and 2021 were as follows:

	Years Ended December 31,
	2022	2021
Prior year extension payments made in current year	$515,650	$583,910
Amounts paid with prior year tax filings	—	—
First Quarter	—	—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	—	1,290
	515,650	585,200
Plus Notices Received	—	—
Less Refunds Received	—	—
Less Franchise Taxes included in amounts above	252,000	205,000
Total Cash Paid for Income Taxes	$263,650	$380,200

18.
Employee Compensation Plans

The Company maintains a qualified defined contribution profit sharing plan (Profit Sharing Plan) for all eligible employees. Employees age 21 or older are eligible to participate on the first day of the following month from their hire date. The amount of contribution is determined annually by the Board of Directors. Effective January 1, 2019, the Company began making safe harbor contributions to the Profit Sharing Plan. The contribution will match 100% of the elective deferrals for the first 3% contributed by the employee, with another 50% of deferrals over 3% up to 5% of the compensation. This safe harbor plan requires that all matching contributions are 100% vested at the time of contribution. The total employer safe harbor contributions to the Profit Sharing Plan during the years ended December 31, 2022 and 2021 were $1.1 million and $0.9 million, respectively. Any profit-sharing contributions would be fully vested at the end of six or more years of service, with 20% each year starting in the second year of service. There were no profit-sharing contributions to the Profit Sharing Plan in 2022 or 2021.

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

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

19.
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

Subject to the adjustment provisions of and the automatic increase described in the 2021 Plan, as of December 31, 2021, a total of 3,480,510 shares of the Company’s common stock is reserved for issuance pursuant to the 2021 Plan. In addition, subject to the adjustment provisions of the 2021 Plan, the shares reserved for issuance under the 2021 Plan will also include shares subject to awards granted under the Company’s 2010 Equity Incentive Plan (2010 Plan) or the Company’s Restated 2020 Onegevity Health Equity Plan, as amended (Onegevity Plan) that, on or after September 22, 2021 (the effective date of the IPO), expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by the Company for payment of an exercise price or for satisfying tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest (provided the maximum number of shares that may be added to the 2021 Plan, pursuant to outstanding awards under the 2010 Plan, or Onegevity Plan, is 10,615,030 shares). Subject to the adjustment provisions of the 2021 Plan, the number of shares available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning with the 2022 fiscal year and ending on the tenth anniversary of the date the Company’s Board of Directors approved the 2021 Plan, in an amount equal to the least of:

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

On September 22, 2021, and upon the 2021 Plan becoming effective, the Company terminated the 2010 Plan, but all terms and conditions of the outstanding awards remained in effect with no changes. As of December 31, 2021, there were 949,510 shares available for issuance under the 2021 Plan and 13,106,416 share-based awards outstanding, comprised of 9,699,656 stock option awards and 3,406,760 restricted stock units.

On January 26, 2022, in accordance with the 2021 Plan's adjustment provisions, the Company increased the share reserve by 2,627,710 shares, as registered on Form S-8 and filed with the Securities and Exchange Commission (SEC) on January 26, 2022. As of December 31, 2022, a total of 5,479,220 shares of the Company’s common stock is reserved for issuance pursuant to the 2021 Plan. As of December 31, 2022, there were 1,442,472 shares available for issuance under the 2021 Plan and 14,250,011 share-based awards outstanding, comprised of 9,337,503 stock option awards and 4,912,508 restricted stock units.

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

Stock Based Compensation Expense

The following table summarizes stock based compensation expense for the years ended December 31, 2022 and December 31, 2021:

	For the year ended December 31,
	2022	2021
Stock options	$713,358	$2,793,316
Restricted stock units	10,621,941	1,760,708
Total stock-based compensation expense	$11,335,299	$4,554,024

Stock Options

During the years ended December 31, 2022 and 2021, there were no grants of stock options.

The following tables summarize all stock option activity for the years ended December 31, 2022 and December 31, 2021:

	Options Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding as of January 1, 2022	9,699,656	$5.28	6.22	$12.30
Granted	—	—
Exercised	(304,303)	1.47
Cancelled/forfeited	(57,850)	14.46
Outstanding as of December 31, 2022	9,337,503	5.34	5.14	$1.94
Vested and Exercisable as of December 31, 2022	9,337,503	$5.34	5.14	$1.94

	Options Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Exercisable, December 31, 2021	5,691,541	$4.29	5.73	$10.9
Outstanding as of January 1, 2021	7,811,975	$4.66	6.30	N/A
Granted (2)	1,959,335	7.65
Exercised	(39,614)	1.91
Cancelled/forfeited	(32,040)	5.12
Outstanding as of December 31, 2021	9,699,656	5.28	6.22	$12.30
Vested and expected to vest after December 31, 2021	9,699,656	$5.28	6.22	$12.30

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

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

The following table summarizes additional information related to stock options for the periods presented:

	For the year ended December 31,
	2022	2021
Weighted-average grant date fair value of stock options granted (1)	N/A	N/A
Grant date fair value of stock options vested (2)	$951,144	$963,205
Intrinsic value of stock options exercised (3)	$1,265,470	$219,813

(1)
During the years ended December 31, 2022 and 2021, there were no options granted by the Company. During the year ended December 31, 2021 and in connection with the Onegevity merger, the Company issued 1,959,335 options in exchange for outstanding stock options of Onegevity. As a result of the stock option exchange being determined to be materially a “like-for-like” transaction, there was no incremental stock compensation expense recorded by the Company. The Company compared the fair value of the stock options immediately before and after the exchange and determined that the exchange did not result in incremental compensation expense. These stock options issued in connection with the Onegevity merger have been excluded from the information presented for the year ended December 31, 2021.
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

During the year ended December 31, 2022, and 2021, the Company recorded stock-based compensation expense related to stock options of $0.7 million and $2.8 million, respectively. These amounts are classified as selling, general and administrative on the consolidated statements of operations. As of December 31, 2022, there was no unrecognized stock-based compensation expense related to outstanding stock options.

Restricted Stock Units

On July 29, 2021 and December 1, 2021, the Company issued RSUs to certain employees for an aggregate 875,760 and 2,531,000 shares, respectively, which vest ratably over a 4-year period. On April 4, 2022, April 26, 2022, and June 3, 2022, the Company issued RSUs to certain employees and directors for an aggregate of 2,143,000, 12,500, and 61,748 shares, respectively, which vest ratably over a 4-year period.

The following table summarizes all RSU activity for the year ended December 31, 2022:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding as of December 31, 2021	3,406,760	$9.82
Granted	2,217,248	6.91
Vested	(629,000)	8.39
Cancelled/forfeited	(82,500)	7.13
Outstanding as of December 31, 2022	4,912,508	$8.73

During the year ended December 31, 2022, the Company recorded stock-based compensation expense related to RSUs of $10.6 million. The Company recorded stock-based compensation expense related to RSUs of $1.8 million during the year ended December 31, 2021. These amounts are classified as selling, general and administrative on the consolidated statements of operations. As of December 31, 2022, the unrecognized stock-based compensation expense related to outstanding RSUs was approximately $36.0 million and is expected to be recognized as expense over approximately 3.3 years.

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

The following table summarizes additional information related to RSUs for the periods presented:

	For the year ended December 31,
	2022	2021
Weighted-average grant date fair value of RSUs granted (1)(2)	$6.91	$9.99
Grant date fair value of RSUs vested (2)(3)	$5,277,310	$-
Intrinsic value of RSUs released (2)(4)	N/A	N/A

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
(3)
During the years ended December 31, 2021 there were no RSUs that vested.
(4)
During the years ended December 31, 2022 and 2021, there were no RSUs that were released.
20.
Basic and Diluted Earnings per Share

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

Holders of Series E convertible preferred stock met the definition of participating securities, which required the Company to apply the two-class method to compute both basic and diluted earnings per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed. In the event the Board of Directors declared dividends or any distributions, the available distributions would be distributed (i) first, to the Series E convertible preferred stock until such holders have received on a cumulative basis an amount per share equal to the Series E original issue price, and (ii) second, to the holders of common stock and Series E convertible preferred stock (on an as converted basis) on a pro rata, pari passu, basis. The attribution of earnings to the Series E convertible preferred stockholders was based on its contractual rights to receive dividends and, for the quarter in which they converted, the attribution was calculated using a weighted-average method. The Series E convertible preferred stock did not contractually participate in the Company’s net losses, and therefore, undistributed losses were not allocated to Series E convertible preferred stock. Immediately prior to the completion of the Company’s IPO on September 22, 2021, all outstanding shares of the Series E convertible preferred stock automatically converted on a one-to-one basis into an aggregate of 27,011,500 shares of common stock. See Note 15 for additional information related to the Series E convertible preferred stock.

The dilutive effect of stock options, warrants, and unvested nonparticipating restricted stock is based on the treasury stock method while the dilutive effect of the convertible preferred stock is based on the if-converted method. These potential common stock equivalents are only included in the calculations when their effect is dilutive. The Company presents the more dilutive of the two-class method or if-converted method as diluted net income (loss) per share during the period. For the year ended December 31, 2022, the Company presented diluted net income per share under the two-class method.

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

The following table presents information necessary to calculate net income (loss) per share for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Numerator:
Net income attributable to Thorne HealthTech, Inc.	$15,674,040	$7,253,423
Undistributed earnings attributable to Series E convertible preferred stockholders	—	(3,507,892)
Numerator for basic EPS—net income available to Thorne HealthTech, Inc. common stockholders (A)	15,674,040	3,745,531

Effect of dilutive securities:
Change in fair value of warrant liability	—	(1,872,364)
Undistributed earnings attributable to Series E convertible preferred stockholders—basic	—	3,507,892
Undistributed earnings attributable to Series E convertible preferred stockholders—diluted	—	(2,031,751)
	—	(396,223)
Numerator for diluted EPS—net income available to Thorne HealthTech, Inc. common stockholders (C)	15,674,040	3,349,308

Denominator:
Denominator for basic EPS - weighted average shares (B)	52,757,834	27,478,411

Effect of Dilutive Securities (1)
Stock options	—	3,608,128
RSUs	—	159,668
Warrants	—	1,082,358
Dilutive potential common shares	—	4,850,154
Denominator for diluted EPS—adjusted weighted average common stock and common stock equivalents (D)	52,757,834	32,328,565
Basic EPS (A/B) (2)	$0.30	$0.14
Diluted EPS (C/D) (2)	$0.30	$0.10

(1)
Approximately 17.4 million warrants and stock-based awards were excluded from the computation of diluted EPS for the years ended December 31, 2022, because the effect would have been anti-dilutive under the treasury stock method.
(2)
For the year ended December 31, 2022, diluted EPS is the same as basic EPS because the effects of potentially dilutive securities are anti-dilutive.

21.
Commitments and Contingencies

Advertising - The Company has entered into an agreement that calls for future payments to a customer for advertising services to be performed. As of December 31, 2022, future annual minimum commitments under this agreement are $13.2 million in 2023 and $17.3 million in 2024. Total advertising fees paid during each of the years ended December 31, 2022, and 2021, were $9.5 million and $4.2 million, respectively.

Royalty Agreements -The Company has entered into various agreements that call for future payments to a major hospital for use of their trademarks and tradenames in advertising the benefits of supplements and provides the Company access to research information owned by the hospital and provides for the hospital to perform clinical trials and to support the Company’s products. As of December 31, 2022, future annual minimum commitments under these agreements are $0.6 million in 2023.

The Company also has various royalty agreements, that are dependent on future sales. Total royalties paid during each of the years ended December 31, 2022, and 2021, were $0.3 and $0.6 million, respectively.

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

Other - In 2017, the Company received incentives totaling $0.8 million from Berkeley County, South Carolina, which includes certain performance obligations that must be met over the next seven years and maintained by the Company for five years once attained. The grant agreement includes the potential for repayment of proceeds in whole or in part for failure to satisfy the performance obligations. As of December 31, 2022, Berkeley County has not asked for repayment of these proceeds.

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

On June 10, 2021, the Patent Trial and Appeal Board issued a decision granting institution of inter partes review against U.S. Patent No. 8,383,086. On May 31, 2022, the Patent Trial and Appeal Board issued a decision in which it invalidated the challenged claim in U.S. Patent No. 8,838,086. On August 2, 2022, the patent owner filed a “Patent Owner Notice of Appeal” with the U.S. Court of Appeals for the Federal Circuit. On December 29, 2022, the patent owner's appeal was dismissed.

August 12, 2021, the U.S. Patent Trial and Appeal Board issued a decision granting institution of inter partes review against U.S. Patent No. 8,197,807. On August 10, 2022, the Patent Trial and Appeal Board issued a decision in which it did not invalidate the challenged claims in U.S. Patent No. 8,197,807. The Company is appealing that decision.

On May 12, 2021, the Trustees of Dartmouth College and ChromaDex filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging the Company’s infringement of U.S. Patent Nos. 8,383,086 and 8,197,807. The complaint seeks to enjoin the Company from selling its nutritional supplement products that contain nicotinamide riboside and further seeks monetary damages for alleged infringement of the patents. On August 20, 2021, the trial judge in the patent infringement litigation issued an Order to Stay the litigation during the pendency of the two inter partes review. The Order to Stay remains in effect.

On September 21, 2021, in litigation that the Company is not party to, the U.S. District Court for the District of Delaware issued a summary judgment holding that U.S. Patent Nos. 8,383,086 and 8,197,807 are invalid. On February 13, 2023, that decision was upheld on appeal.

The Company has not recorded a loss in connection with this matter, because the Company believes that a loss is currently neither probable nor estimable.

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

22.
Subsequent Events

The Company has evaluated subsequent events through the date the consolidated financial statements were issued.

Departure and Appointment of the Chief Financial Officer and Chair of the Audit Committee of the Board of Directors

On January 1, 2023, Bryan Conley tendered his resignation as the Company’s Chief Financial Officer (CFO), effective immediately. On March 13, 2023, the Company announced that Saloni Varma, member of the Company's Board of Directors and Chair of the Audit Committee, will be appointed as the CFO of the Company, effective April 1, 2023. Also on March 13, 2023, Sarah Kauss, member of the Company's Board of Directors and Chair of the Compensation Committee, was appointed to serve as the Chair of the Audit Committee, effective April 1, 2023, to fill the vacancy created by Ms. Varma's appointment as CFO of the Company.

Acquisition of PreCon Health, Inc.

On January 11, 2023, the Company, entered into and consummated a Stock Purchase Agreement (the “PreCon Purchase Agreement”) with PreCon Acquisition LLC (“PreCon Acquisition”) which owns all of the issued and outstanding shares of capital stock of PreCon Health, Inc (“Precon Health”). Pursuant to the terms of the PreCon Purchase Agreement, the Company acquired PreCon Health’s rights, title, and interest in certain nutritional supplement products (the “PreCon Products”), including certain complementary technology-related intangible assets including intellectual property, trade secrets, formulas, processes, recipes to produce the PreCon Products, and related ancillary contracts. The technology-related intangible assets represent substantially all of the fair value of the acquired assets. The technology-related intangible assets were acquired for (i) $4.0 million in cash paid at closing, (ii) $1.0 million in cash payable on or before ninety (90) days after January 11, 2023 (i.e., April 11, 2023), and (iii) a royalty payment to a related party of PreCon Acquisition in an amount equal to five percent (5%) of the gross sales revenue from the sale of the PreCon Products from and after such time as the Company achieves $5.0 million of gross profit, unless the second installment of the cash consideration of $1.0 million is not paid within ninety (90) days after January 11, 2023 (i.e., April 11, 2023), the royalty payment rate shall increase from five percent (5%) to seven percent (7%).

The acquisition has been accounted for as an asset acquisition in accordance with FASB ASC 805-50 because substantially all of the fair value of the assets acquired is concentrated in a single asset, the technology-related intangible assets for the Products, and are considered a single asset as they are inextricably linked. ASC 805-10-55-5A includes a screen test, which provides that if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the assets acquired are not considered to be a business. As an asset acquisition, the cost to acquire the group of assets, including transaction costs, is allocated to the individual assets acquired or liabilities assumed based on their relative fair values. The Company has not yet determined the relative fair values or the amortization period of the identifiable assets from the acquisition.

Amendment to Existing Lease Agreement

On February 7, 2023, an amendment to the Company's existing lease for approximately 240,800 square feet at 620 Omni Industrial Boulevard, Summerville, South Carolina (the Existing Premises), was executed. The amendment provides for the construction of a 74,400 square foot addition to the Existing Premises (the New Expansion), resulting in an amended total of 315,200 square feet under lease. The Company will receive an allowance of $8 million for the cost of the construction for the New Expansion. The Company anticipates completion of the New Expansion and commencement of the lease amendment during the fourth quarter of fiscal year 2023. We are still evaluating the accounting impact of this amendment.

Dissolution of Nutrativa LLC

On February 28, 2022, the Company acquired all of the outstanding membership interests of Nutrativa LLC (see Note 4 for further information over the Nutrativa LLC acquisition). On February 14, 2023, the Company entered into an Assignment Agreement with Nutrativa LLC. Under the terms of this agreement, Nutrativa LLC transferred all rights, title and interest in Nutrativa LLC's assets to the Company. On March 8, 2023, a Certificate of Cancellation was filed and executed with the office of the Secretary of State of Delaware, formally dissolving Nutrativa LLC.

Thorne HealthTech, Inc.

Notes to Consolidated Financial Statements

Draw on Revolving Credit Promissory Note

On March 3, 2023, the Company drew $15 million of the $40.1 million available under the Revolver to partially fund an escrow account associated with the planned leasehold improvements and footprint expansion for our manufacturing and distribution facility located in Summerville, South Carolina. On March 16, 2023, together with $8 million of cash from operations, the Company transferred the funds received from the draw on the Revolver to the escrow account.

There were no other subsequent events requiring recognition or disclosure in the accompanying consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a. Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting described below in Management's Report on Internal Control over Financial Reporting, our disclosure controls and procedures were not effective as of December 31, 2022.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.

b. Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving its control objectives.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our assessment which used the criteria noted above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the material weaknesses described as follows:

•
We did not properly design or maintain effective controls over the financial reporting process to enable timely reporting of complete and accurate financial information. Specifically, we did not design and implement review controls with a sufficient precision to prevent or detect a material misstatement and to validate the completeness and accuracy of underlying data used in certain review controls, did not consistently perform independent reviews of journal entries or consistently retain adequate supporting documentation of the preparation and review of financial information supporting financial statement balances and the related footnote disclosures.

•
We did not design and maintain sufficient information technology general controls ("ITGCs") in the areas of logical security access and change management in certain financially relevant systems, including adequate segregation of duties, and reinforcing independent journal entry review. Due to the pervasive impact of the ineffective ITGCs, certain control activities including manual controls that rely on data produced by and maintained within these IT system applications such as the management review control deficiencies described above, were also considered ineffective, potentially impacting all financial statement accounts.

•
We did not properly design or maintain effective formal processes and controls related to the accounting for and disclosure of complex, non-routine, and significant and unusual transactions, including accounting for non-routine or unusual contracts with customers in accordance with ASC 606 and accounting for business combinations in accordance with ASC 805.

•
We did not design and maintain effective controls related to the preparation and review of the annual income tax provision and related footnote disclosures in accordance with ASC 740.

•
We did not design and maintain effective formal processes and controls to ensure the completeness and accuracy of our disclosures regarding related party transactions.

Although no material misstatements were identified in our consolidated financial statements, these control deficiencies create a reasonable possibility that a material misstatement of the Company's consolidated financial statements will not be prevented or detected on a timely basis. We have concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2022.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financials reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

c. Remedial Measures

During the current year, management implemented significant changes to improve procedures relating to our internal control structure, including our ability to rely on system generated information. Specifically, management has:

•
engaged an internal audit specialist to consult with management related to formalizing process documentation, performing risk assessments, consult on control design, provide training to control owners, and perform control testing to monitor the effectiveness of control performance and remediation;

•
hired additional finance and accounting personnel with the requisite skill and experience to evaluate complex, non-routine, and unusual transactions and perform controls effectively;

•
implemented user access reviews over all IT applications significant to the financial reporting processes;

•
reinforced segregation of duties through logical access controls and mitigating manual controls;

•
implemented reviews of SOC1 reports issued by the service auditors of the Company’s third-party software vendors;

•
designed an updated IT change management process that reinforces and documents the requirement that only authorized, tested and approved changes are moved to the production application environments.

The remediation measures described above and their impact on the Company’s internal control over financial reporting is ongoing. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We are focused on remediating these deficiencies during fiscal year 2023 and will strengthen our internal control over financial reporting and will prevent a reoccurrence of the material weaknesses described above.

d. Changes in Internal Control over Financial Reporting

Other than as discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter other than those described in the Remedial Measures section above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has adopted an ethics code of conduct (the “Code of Business Conduct and Ethics”) that applies to all employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of that code is available on our corporate website under the heading “Corporate Governance” at investors.thornehealthtech.com, which does not form a part of this Annual Report on Form 10-K. You may obtain free of charge copies of the code from our website at the above internet address. To the extent permissible under Nasdaq rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(a)
Financial Statements - For a list of all financial statements, refer to Consolidated Financial Statements Table of Contents in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
(b)
Financial Statement Schedules - All schedules are omitted as the required information is either not applicable, not present, not present in material amounts or presented within the consolidated financial statements or related notes.

(c)
Exhibits - We make reference to the exhibits listed below:

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated September 27, 2021.	10-Q	11/10/21	3.1
3.2	Amended and Restated Bylaws of the Registrant, dated September 27, 2021.	10-Q	11/10/21	3.2
4.1	Fourth Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated July 5, 2018.	S-1/A	9/21/21	4.1
4.2	Fourth Amended and Restated Stockholders Agreement by and among the Registrant and certain of its stockholders, dated July 5, 2018.	S-1	7/16/21	4.2
4.3	Specimen common stock certificate of the Registrant.	S-1	7/16/21	4.3
4.4	Amended and Restated Common Stock Purchase Warrant issued to Kirin Holdings Company, Limited, dated as of July 15, 2020.	S-1/A	9/21/21	4.4
4.5	Amended and Restated Common Stock Purchase Warrant issued to Mitsui & Co., Ltd, dated as of July 15, 2020.	S-1/A	9/21/21	4.5
4.6	Amended and Restated Common Stock Purchase Warrant issued to Diversified Natural Products, Inc., dated as of May 10, 2011.	S-1/A	9/21/21	4.6
4.7	Amended and Restated Common Stock Purchase Warrant issued to ELUS Holdings Corporation, dated as of May 10, 2011.	S-1/A	9/21/21	4.7
4.8	Amendment to Warrant to Purchase Common Stock, between the Registrant and Diversified Natural Products, Inc., effective May 2, 2019.	S-1/A	9/21/21	4.8
4.9	Amendment to Warrant to Purchase Common Stock, between the Registrant and ELUS Holdings Corporation, effective May 2, 2019.	S-1/A	9/21/21	4.9
4.10	Description of the Registrant's Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/16/22	4.10
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	9/21/21	10.1
10.2+	2010 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1/A	9/21/21	10.2
10.3+	Restated 2020 Onegevity Equity Plan, and forms of agreement thereunder.	S-1/A	9/21/21	10.3
10.4+	2021 Equity Incentive Plan and forms of agreements thereunder.	10-K	3/16/22	10.4
10.5+	2021 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	9/21/21	10.5
10.6(a)+	Form of Confirmatory Employment Letter with Paul F. Jacobson.	S-1/A	9/21/21	10.6(a)
10.6(b)+	Form of Confirmatory Employment Letter with William C. McCamy.	S-1/A	9/21/21	10.6(b)
10.6(c)+	Form of Confirmatory Employment Letter with Thomas P. McKenna.	S-1/A	9/21/21	10.6(c)
10.7+	Employee Incentive Compensation Plan.	S-1/A	9/21/21	10.7
10.8(a)+	Form of Change in Control and Severance Agreement with Paul F. Jacobson.	S-1/A	9/21/21	10.8(a)
10.8(b)+	Form of Change in Control and Severance Agreement with William C. McCamy.	S-1/A	9/21/21	10.8(b)
10.8(c)+	Form of Change in Control and Severance Agreement with Thomas P. McKenna.	S-1/A	9/21/21	10.8(c)
10.9+	Outside Director Compensation Policy.	S-1/A	9/21/21	10.9
10.10#	Lease Agreement between the Registrant and GPT Summerville Owner LLC, dated September 16, 2019, as amended.	S-1/A	9/21/21	10.10
10.11	Agreement of Lease between the Registrant and Carnegie Hall Tower II L.L.C, dated March 14, 2013, as amended.	S-1/A	9/21/21	10.11
10.12	Multi-Tenant Industrial Triple Net Lease between the Registrant and Icon Owner Pool 1 SF Non-Business Parks, LLC, dated October 25, 2019.	S-1/A	9/21/21	10.12
10.13#	Vendor Agreement between the Registrant and BioTE Medical, LLC, dated December 1, 2020.	S-1/A	9/21/21	10.13
10.14	Uncommitted and Revolving Credit Line Agreement between the Registrant and Sumitomo Mitsui Banking Corporation, dated February 12, 2021.	S-1/A	9/21/21	10.14
10.15	Fee Letter between the Registrant and Mitsui & Co., Ltd., dated February 12, 2021.	S-1/A	9/21/21	10.15
10.16	Fee Letter between the Registrant and Kirin Holdings Company, Limited, dated February 12, 2021.	S-1/A	9/21/21	10.16
10.17	Uncommitted and Revolving Credit Line Agreement between the Registrant and Sumitomo Mitsui Banking Corporation, dated February 14, 2020.	S-1/A	9/21/21	10.17
10.18	Fee Letter between the Registrant and Mitsui & Co., Ltd., dated February 14, 2020.	S-1/A	9/21/21	10.18
10.19	Fee Letter between the Registrant and Kirin Holdings Company, Limited, dated February 14, 2020.	S-1/A	9/21/21	10.19

10.20	Reimbursement Agreement between the Registrant and Sumitomo Mitsui Banking Corporation, dated November 30, 2018.	S-1/A	9/21/21	10.20
10.21	Fee Letter between the Registrant and Kirin Holdings Company, Limited, dated November 30, 2018.	S-1/A	9/21/21	10.21
10.22	Fee Letter between the Registrant and Mitsui & Co., Ltd., dated November 30, 2018.	S-1/A	9/21/21	10.22
10.23	Unconditional Guaranty between the Registrant and Truist Bank, dated June 2, 2020.	S-1/A	9/21/21	10.23
10.24#	Authorized Reseller Agreement between the Registrant and Pattern Inc., dated November 25, 2019, as amended.	S-1/A	9/21/21	10.24
10.25#	First Amended and Restated Distribution Agreement between the Registrant and Emerson Ecologics, LLC, dated August 31, 2020, as amended.	S-1/A	9/21/21	10.25
10.26	Nominating, Observer, and Secondment Agreement between the Registrant, Kirin Holdings Company, Limited, and Mitsui & Co., Ltd., dated September 27, 2021.	10-K	3/16/22	10.26
10.27	Industrial Lease between Registrant and SFG Charleston Omni, LLC, dated July 28, 2021.	10-Q	11/10/21	10.1
10.28	Lease Agreement between Registrant and SRE TKC Charleston IV, LLC, dated January 26, 2021.	10-K	3/16/22	10.28
10.29	Loan Agreement, dated March 31, 2022, between Thorne HealthTech, Inc., as borrower, and Bank of America N.A., as lender.	8-K	4/12/22	10.1
10.30	Security Agreement, dated March 31, 2022, between Thorne HealthTech, Inc. and Thorne Research, Inc., as pledgor, and Bank of America, N.A.	8-K	4/12/22	10.2
10.31	Continuing and Unconditional Guaranty, dated March 31, 2022, by Thorne Research, Inc., as guarantor.	8-K	4/12/22	10.3
10.32	Authorized Reseller Agreement between Registrant and Pattern, Inc., dated April 21, 2022.	10-Q	5/12/22	10.4
10.33	Credit Agreement, dated December 21, 2022, between Thorne HealthTech, Inc., as borrower, and Fifth Third Bank N.A., as lender.	8-K	12/22/22	10.1
10.34	Revolving Loan Promissory Note, dated December 21, 2022, between Thorne HealthTech, Inc., as borrower, and Fifth Third Bank N.A., as lender.	8-K	12/22/22	10.2
10.35	Term Loan Promissory Note, dated December 21, 2022, between Thorne HealthTech, Inc., as borrower, and Fifth Third Bank N.A., as lender.	8-K	12/22/22	10.3
10.36	Guaranty and Security Agreement, dated December 21, 2022, by Thorne HealthTech, Inc. and Thorne Research, Inc., as guarantor, together, grantors, in favor of Fifth Third Bank, N.A.	8-K	12/22/22	10.4
10.37	Joint Venture Agreement, dated January 31, 2023, by Thorne HealthTech, Inc., as purchaser, and PreCon LLC, as Seller				X
10.38	Second Amendment to Lease Agreement, dated November 17, 2022, between Thorne HealthTech, Inc., as tenant, and Victoria Logisitics Assets LP, as landlord				X
21.1	Subsidiaries of the Registrant.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2†*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101

The following financial information from Thorne HealthTech Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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

THORNE HEALTHTECH, INC.

Date: March 31, 2023	By:	/s/ Paul F. Jacobson
Paul F. Jacobson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul F. Jacobson	Chief Executive Officer	March 31, 2023
Paul F. Jacobson	(Principal Executive Officer; Principal Financial and Accounting Officer)

/s/ Thomas P. McKenna	Chief Operating Officer and Director	March 31, 2023
Thomas P. McKenna

/s/ Sarah M. Kauss	Director	March 31, 2023
Sarah M. Kauss

/s/ Saloni S. Varma	Director	March 31, 2023
Saloni S. Varma

/s/ Riccardo C. Braglia	Director	March 31, 2023
Riccardo C. Braglia

/s/ Toshitaka Inuzuka	Director	March 31, 2023
Toshitaka Inuzuka

/s/ Takeshi Minakata	Director	March 31, 2023
Takeshi Minakata

86