Form 10-Q
period 2023-03-31
Thorne Healthtech, Inc.
filed 2023-05-12
CIK 1844280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of May 11, 2023 was 53,858,273.

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
•
our ability to successfully identify, acquire and integrate companies, technologies and assets, including those acquired in connection with the acquisition of Nutrativa LLC and PreCon Health, Inc.;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thorne HealthTech, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$11,061,732	$36,024,847
Restricted cash	20,599,989	4,900,000
Accounts receivable, net	18,991,679	14,367,785
Related party receivables	66,541	68,731
Inventories, net	60,702,265	58,643,928
Prepaid expenses and other current assets	3,958,661	2,615,593
Total current assets	115,380,867	116,620,884

Property and equipment, net	58,872,894	49,176,844
Operating lease right-of-use assets, net	17,256,824	17,546,240
Finance lease right-of-use assets, net	2,640,008	3,143,592
Intangible assets, net	15,362,997	11,830,249
Goodwill	20,041,040	20,041,040
Investments	1,400,000	1,400,000
Equity-method investments	912,389	942,501
Other related party receivables	—	153,556
Deferred tax assets	7,782,187	7,782,187
Other assets	1,204,221	1,166,928
Total assets	$240,853,427	$229,804,021

Thorne HealthTech, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2023	2022
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities
Accounts payable	$19,102,970	$26,997,203
Accrued payroll	2,459,127	3,508,583
Other accrued liabilities	5,346,841	3,563,843
Related party payable	438,386	988,778
Current portion of operating lease liabilities	1,661,803	1,504,433
Current portion of finance lease liabilities	1,644,985	1,660,404
Notes payable	465,472	814,576
Current portion of long-term debt	787,425	523,510
Total current liabilities	31,907,009	39,561,330
Long-term Liabilities
Revolving line of credit	15,000,000	—
Operating lease liabilities, net of current portion	28,020,709	28,430,474
Finance lease liabilities, net of current portion	1,045,743	1,455,011
Long-term debt, net of current portion	13,696,690	12,646,049
Warrant liability	1,397,699	1,059,343
Deferred tax liabilities	840,000	—
Total liabilities	91,907,850	83,152,207

Commitments and Contingencies (Note 18)

Stockholders’ Equity
Common stock; par value $0.01, 200,000,000 shares authorized as of March 31, 2023 and December 31, 2021; 53,542,329 and 53,289,685 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	538,259	534,875
Treasury stock	(13,711)	(9,678)
Additional paid-in capital	263,645,147	260,978,339
Accumulated deficit	(116,742,455)	(116,483,976)
Accumulated other comprehensive loss	(13,729)	(29,136)
Total stockholders’ equity —Thorne HealthTech, Inc.	147,413,511	144,990,424
Non-controlling interests	1,532,066	1,661,390
Total stockholders’ equity	148,945,577	146,651,814
Total liabilities and stockholders’ equity	$240,853,427	$229,804,021

See accompanying notes to condensed consolidated financial statements.

Thorne HealthTech, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales	$65,237,779	$54,029,700
Cost of sales	30,964,189	24,550,591
Gross profit	34,273,590	29,479,109
Operating expenses:
Research and development	1,772,089	1,967,666
Marketing	8,938,691	4,800,961
Selling, general and administrative	23,577,540	17,928,475
Income from operations	(14,730)	4,782,007
Other income (expense), net:
Interest expense, net	(394,999)	(30,157)
Change in fair value of warrant liability	(338,356)	(65,919)
Other income, net	334,531	57,855
Total other income (expense), net	(398,824)	(38,221)
(Loss) income before income taxes and loss from equity interests in unconsolidated affiliates	(413,554)	4,743,786
Income tax expense	29,000	32,545
Net (loss) income before loss from equity interests in unconsolidated affiliates	(442,554)	4,711,241
Loss from equity interests in unconsolidated affiliates	(88,934)	—
Net (loss) income	(531,488)	4,711,241
Net loss — non-controlling interests	(129,324)	(267,818)
Net (loss) income attributable to Thorne HealthTech, Inc.	$(402,164)	$4,979,059

(Loss) earnings per share:
Basic	$(0.01)	$0.09
Diluted	$(0.01)	$0.09
Weighted average common shares outstanding:
Basic	53,342,837	52,564,779
Diluted	53,342,837	52,624,951

See accompanying notes to condensed consolidated financial statements.

Thorne HealthTech, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(531,488)	$4,711,241
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	15,407	(65,545)
Total other comprehensive income (loss)	15,407	(65,545)

Comprehensive (loss) income	(516,081)	4,645,696
Comprehensive loss attributable to non-controlling interests	(129,324)	(267,818)
Comprehensive (loss) income attributable to Thorne HealthTech, Inc.	$(386,757)	$4,913,514

See accompanying notes to condensed consolidated financial statements.

Thorne HealthTech, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Equity Attributable to Thorne HealthTech, Inc.
	Common Stock			Treasury Stock
	Shares		Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Three Months Ended March 31, 2023:
Balance at January 1, 2023	53,487,517		534,875	(197,832)	(9,678)	260,978,339	(116,483,976)	(29,136)	1,661,390	—	146,651,814
Net income (loss)	—		—	—	—	—	(402,164)	—	(129,324)	—	(531,488)
Other comprehensive loss:	—		—	—	—	—	—	—	—	—	—
Currency translation adjustment	—		—	—	—	—	—	15,407	—	—	15,407
Other comprehensive loss	—		—	—	—	—	—	15,407	—	—	15,407
Exercise of stock options	119,517		1,195	—	—	160,153	—	—	—	—	161,348
Vesting of Restricted Stock Units	218,940		2,189	—	—	(2,189)	—	—	—		—
Shares repurchased for tax withholdings on vesting of Restricted Stock Units	—		—	(85,814)	(4,033)	(399,291)	—	—	—	—	(403,324)
Stock-based compensation	—		—		—	3,748,135	—	—	—	—	3,748,135
Cumulative effect of change in accounting principle	—		—	—	—		143,685	—	—	—	143,685
Deferred tax liabilities assumed through acquisition of PreCon Health, Inc.	—	-	—	—	—	(840,000)	—	—	—	—	(840,000)
Balance at March 31, 2023	53,825,974		$538,259	(283,646)	$(13,711)	$263,645,147	$(116,742,455)	$(13,729)	$1,532,066	—	$148,945,577

	Equity Attributable to Thorne HealthTech, Inc.
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Three Months Ended March 31, 2022:
Balance at January 1, 2022	$52,554,214	$525,542	—	—	$250,163,984	$(132,158,016)	$ —	(199,033)	—	$118,332,477
Net income	—	—	—	—	—	4,979,059	—	(267,818)	—	4,711,241
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—
Currency transaction adjustment	—	—	—	—	—	—	(65,545)	—	—	(65,545)
Other comprehensive loss	—	—	—	—	—	—	(65,545)	—	—	(65,545)
Exercise of stock options	174,600	1,746	—	—	222,194	—	—	—	—	223,940
Stock-based compensation	—	—	—	—	2,009,412	—	—	—	—	2,009,412
Issuance of ownership interest in consolidated subsidiary	—	—	—	—	—	—	—	2,601,806	—	2,601,806
Balance at March 31, 2022	52,728,814	$527,288	—	$-	$252,395,590	$(127,178,957)	$(65,545)	$2,134,955	—	$127,813,331

See accompanying notes to condensed consolidated financial statements.

Thorne HealthTech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net (loss) income	$(531,488)	$4,711,241
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,561,019	1,341,850
Change in fair value of warrant liability	338,356	65,919
Non-cash lease expense	780,584	1,573,757
Stock-based compensation	3,748,135	2,009,412
Amortization of debt issuance cost and debt discount	62,967	—
Change in allowance for credit losses	(116,370)	7,918
Provision for losses on inventories	(10,192)	12,561
(Gain) loss from equity interests in unconsolidated affiliates	88,934	—
Cumulative effect change in accounting principle	143,685	—
Write off of related party receivable	154,696	—
Change in operating assets and liabilities
Accounts receivable	(4,507,524)	(3,866,766)
Related party receivables	1,050	(167,284)
Related party payables	(550,392)	(659,431)
Inventories	(2,106,967)	(9,424,379)
Prepaid expenses and other assets	(1,443,328)	(964,457)
Accounts payable	(2,401,139)	2,405,354
Accrued payroll	(1,049,456)	—
Other accrued liabilities	345,618	—
Operating lease liabilities	(234,054)	(1,546,936)
Net cash used in operating activities	(5,725,866)	(4,501,241)
Cash Flows from Investing Activities
Purchase of property and equipment	(13,173,073)	(1,492,540)
Acquisition of PreCon Health	(4,000,000)	—
Acquisition of Nutrativa, net of cash acquired	—	(14,862,287)
Purchase of investment in unconsolidated subsidiary	—	(1,000,000)
Purchase of license agreements	(187,500)	(375,000)
Net cash used in investing activities	(17,360,573)	(17,729,827)
Cash Flows from Financing Activities
Proceeds from Revolving Line of Credit	30,000,000	—
Payments on Revolving Line of Credit	(15,000,000)	—
Payment of long-term debt - equipment financing	(170,402)	(120,849)
Payments of notes payable	(349,104)	—
Payments on finance lease	(430,612)	(106,025)
Buyback of management stock	(403,324)	—
Proceeds from issuance of ownership interest in consolidated subsidiary	—	2,601,806
Stock options exercised	161,348	223,940
Net cash provided by financing activities	13,807,906	2,598,872

Effect of exchange rate changes on cash and restricted cash	15,407	(65,545)
Net decrease in cash and restricted cash	(9,263,126)	(19,697,741)
Cash, cash equivalents and restricted cash, beginning of period	40,924,847	56,000,915
Cash, cash equivalents and restricted cash, end of period	$31,661,721	$36,303,174

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period:
Interest	$286,213	$31,661
Noncash Investing and Financing Activities:
Equipment acquired through finance lease obligations	$44,132	$12,399
Equipment acquired through debt obligations	1,484,958	—
Additions to Property and equipment, net included in Accounts Payable and Other accrued expenses	1,437,380	—
Deferred tax liabilities assumed through acquisition of PreCon Health, Inc.	840,000
Forgiveness of obligation by acquiree as consideration for acquisition	—	527,965

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

The Company is a science-driven wellness company, pioneering innovative solutions and personalized approaches to health and wellness. The Company is building a new health category to deliver better health outcomes through a proactive, empowered approach. Its unique, vertically integrated capabilities, provide actionable insights and personalized data, products and services that help individuals take a proactive approach to improve and maintain their health over their lifetime. By combining its proprietary multi-omics database, artificial intelligence (AI) and digital health content with its science-backed nutritional supplements, the Company delivers a total system for health and wellness.

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

Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income and the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2023 and 2022 and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of March 31, 2023 and the results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three months ended March 31, 2023 and 2022, are also unaudited. The condensed consolidated results of operations for the three months ended March 31, 2023, are not necessarily indicative of results to be expected for the year ending December 31, 2023, nor for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022, included herein was derived from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed on March 31, 2023.

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

There have been no significant changes from the significant accounting policies disclosed in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, with the exception of those related to accounting pronouncements adopted in the current fiscal year.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Reclassifications

Certain balances have been reclassified from prior years to conform to the current year presentation. Such reclassifications are not material and had no effect on the Company’s results of operations or financial position in any of the periods presented.

Correction of an Immaterial Error

During the fourth quarter of 2022, we reclassified certain amounts in the consolidated statements of operations as a result of certain immaterial classification errors related to prior interim periods. For the quarter ended March 31, 2022, this reflected a decrease of $0.6 million to net sales, a decrease of $0.9 million to marketing expenses, and a net increase of $0.3 million to selling, general, and administrative expenses. There was no impact of the immaterial classification errors on net income.

Accounts Receivable

Accounts receivable consist of balances due from customers and are reported net of the allowance for credit losses, which represents their estimated net realizable value. These receivables are generally trade receivables due in one year or less or expected to be billed and collected in one year or less. We estimate expected credit losses on our trade receivables in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses. We adopted this accounting standard in January 2023 using the modified retrospective approach, which resulted in a cumulative-effect adjustment of an increase to Retained Earnings in the amount of $144 thousand.

We measure the allowance for credit losses on trade receivables on a collective (pool) basis when similar risk characteristics exist. The estimate for the allowance for credit losses is based on a historical loss rate for each pool. Management considers qualitative factors such as changes in economic factors, regulatory matters, and industry trends to determine if the allowance should be further adjusted. The allowance for credit losses was $140 and $248 thousand as of March 31, 2023 and December 31, 2022, respectively.

Concentrations of Risk

Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and accounts receivable. Although the Company places its cash and cash equivalents with high quality institutions, these balances can exceed federally insured limits. Concentrations of credit risk primarily relate to unsecured trade receivables. The following accounted for more than 10% of the Company’s total net receivables at:

	March 31,	December 31,
	2023	2022
Pattern, Inc.	46.5%	23.7%
Gewu Zhipin (Shanghai) Network Technology Co., Ltd	16.5%	*
iHerb, Inc.	*	29.6%

* Represents less than 10%

Sales - Major customers who accounted for more than 10% of the Company’s total net sales were as follows:

	Three Months Ended March 31,
	2023	2022
Pattern Inc.	31.5%	29.6%
Emerson Ecologics, LLC	*	10.8%
iHerb, Inc.	*	10.5%

* Represents less than 10%

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

The carrying amounts of certain financial instruments, which include cash and cash equivalents, receivables, accounts payable, accrued expenses, and long-term debt approximate their fair values as of March 31, 2023 and December 31, 2022 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.

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

DTC Sales: The Company sells direct to consumers (DTC) online through Company owned and operated platforms. Revenue from online sales is recognized at time of shipment of the product. In addition, the Company sells testing services and test kits. Testing services and testing kits are recorded as revenue when the products and services are provided to the customer. Shipping and handling costs are considered a fulfillment activity and are expensed as incurred. Further, the Company sells its products to a distributor for sales direct to consumers on Amazon.com. Revenue from sales to the distributor is recognized at the time of shipment of the product to the distributor.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On the Company website, the Company offers its customers the ability to opt in to recurring automatic refills. Revenue is recognized under the subscription program when product is shipped to the consumer. No funds are collected at the time a consumer signs up for a subscription and the customer can cancel or modify a subscription at any time at no cost to the customer. Customers are allowed to subscribe at a frequency of monthly, every 45 days, every 2 months, every 3 months, or every 4 months. For all frequencies, a 10% discount is offered on retail refill orders when a customer is subscribed to 1 to 2 products and a 20% discount when subscribed to 3 or more products. The discount ranges from 5% to 10% to 15% depending on the number of products to which a customer is subscribed. The Company records revenues, net of estimated discounts.

If a customer is not satisfied for any reason with a product purchased, the customer can return it to the place of purchase to receive a refund, credit, or a replacement product. The return or refund request must be submitted within 60 days of the date of purchase. The Company estimates returns and accrues for potential returns based on historical data.

There are no material differences in the Company’s revenue recognition policy between one-time purchases and subscription purchases of our products.

The Company primarily sells to customers in the United States, but it also sells in international markets. Regardless of customer location, customers are invoiced and payments are required to be made in U.S. dollars.

The Company has elected to exclude sales and use taxes for non-exempt customers from the transaction price and, therefore, sales and use taxes are excluded from revenue.

The aggregate amount of the transaction price allocated to unsatisfied performance obligations as of March 31, 2023 and December 31, 2022, were $1.0 million and $1.2 million, respectively, which the Company expects to recognize within the following twelve-month period based on when the performance obligation is complete. These amounts are included within other accrued liabilities within the consolidated balance sheets.

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

Returns are handled on a case-by-case basis, but generally returns are accepted when the customer is unsatisfied with the product. The Company has accrued an estimate for returns related to a future period. Sales returns accrued as of March 31, 2023 and December 31, 2022, were $167 thousand and $146 thousand respectively, and reduced net sales. This amount is included within the other accrued liabilities in the consolidated balance sheet.

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

The Company enters into transactions and makes payments to certain of its customers related to advertising, some of which involve cooperative relationships with customers. These activities may be arranged either with unrelated third parties or in conjunction with the customer. To the extent that the Company receives a distinct good or service in exchange for consideration and the fair value of the benefit can be reasonably estimated, the Company’s share of the costs of these transactions (regardless of to whom they were paid) are reflected as marketing expenses in the accompanying consolidated statements of operations. When no distinct good or service is received in exchange for consideration, or if the fair value of the benefit cannot be reasonably estimated, the Company records its share of the costs for these transactions paid to customers as a reduction of the transaction price within net sales in the accompanying consolidated statements of operations. The Company recorded $3.4 million and $2.2 million of cooperative advertising costs as a reduction of net sales for the three months ended March 31, 2023 and 2022, respectively.

For certain sales, the Company incurs incremental costs of obtaining the contract in the form of sales commissions. The sales commissions incurred are short-term (less than 12 months in duration) and directly correlated to the sales generated, and therefore are expensed as incurred.

The following table presents disaggregated revenues by geography, as determined by the country products were shipped to:

	Three Months Ended March 31,
	2023		2022
	Amount	Percentage of Total	Amount	Percentage of Total
Domestic	$59,261,008	90.8%	$51,877,851	96.0%
Foreign	5,976,771	9.2%	2,151,849	4.0%
Net sales	$65,237,779	100.0%	$54,029,700	100.0%

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents disaggregated revenues based on sales channel:

	Three Months Ended March 31,
	2023		2022
	Amount	Percentage of Total	Amount	Percentage of Total
DTC Sales	$33,817,221	51.8%	$23,990,801	44.4%
Professional/B2B	31,420,558	48.2%	30,038,899	55.6%
Net sales	$65,237,779	100.0%	$54,029,700	100.0%

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

4ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force. On January 1, 2022, the Company adopted this ASU, which provides explicit guidance on accounting by issuers for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange. The adoption did not have a material impact on its consolidated financial statements.

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. On January 1, 2023, the Company adopted this ASU using the modified retrospective approach. This ASU requires the measurement of all expected losses to be based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, the Company is required to use a forward-looking expected loss model that reflects probable losses rather than the incurred loss model for recognizing credit losses. The adoption of this ASU did not have a material impact on its consolidated financial statements and related disclosures.

ASU 2021-08, Business Combinations – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. In October 2021, the FASB issued guidance intended to improve the accounting for acquired revenue contracts with customer in a business combination by addressing diversity in practice. The guidance requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606 as if they had originated the contracts, as opposed to fair value on the date of acquisition. The standard will be effective for business combinations occurring after January 1, 2023. The Company has adopted this ASU in Q1 FY23 and the adoption of this ASU did not have a material impact on its consolidated financial statements and related disclosures.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Recent Accounting Pronouncements – Not Yet Adopted

ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the FASB issued guidance providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance became effective on March 12, 2020, and can be applied through the sunset date of December 31, 2022. This ASU has not impacted the Company's consolidated financial statements. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848. The amendments in this ASU defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements and related disclosures.

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

3.
Related party transactions

Transaction with Mitsui & Co., Ltd. and Kirin Holdings Company, Limited

Kirin and Mitsui Feasibility Review Agreement

On March 19, 2019, the Company entered into a feasibility review agreement (Feasibility Agreement) with Kirin and Mitsui. Entities affiliated with both Mitsui and Kirin each held more than 5% of our capital stock as of and for the year ended December 31, 2022. Pursuant to the Feasibility Agreement, Onegevity is required to conduct a feasibility study for the successful commercialization of Onegevity’s Gutbio product (Gutbio Product) and in return each of Kirin and Mitsui paid the Company $0.5 million (Feasibility Payment Amount) in 2019. Under the Feasibility Agreement, Kirin and Mitsui may, acting jointly, any time prior to March 19, 2022, make the decision to commercialize the Gutbio Product. If they choose to commercialize the Gutbio Product, then Onegevity is required to enter into a definitive license agreement to license the Gutbio Product to Kirin and Mitsui for their exclusive use in Japan. If they do not choose to commercialize the Gutbio Product, the Feasibility Agreement requires Onegevity to issue equity securities of Onegevity to each of Kirin and Mitsui in equal amounts in consideration for the Feasibility Payment Amount. This agreement was subsequently amended on June 8, 2021 with the Amendment Agreement extending the date of determination by one year to March 19, 2023; see ‘Kirin and Mitsui Amendment Agreement’ below.

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

On January 1, 2023, the Company entered into a services agreement (2023 Services Agreement) with Kirin and Mitsui as a replacement agreement for the Feasibility Agreement entered into on March 19, 2019. The term of the agreement is for ten years ending on December 31, 2032. Pursuant to the 2023 Services Agreement, the Company agreed to provide DNA analysis and extraction services for certain samples to be provided by Kirin, at Kirin’s discretion, for a fixed fee of $150 per sample. The 2023 Services Agreement further provides Kirin with a ten-year exclusivity right (Exclusivity Right), whereby the Company shall not provide any similar services for any third party’s products and services sold in Japan without prior written consent. Lastly, the 2023 Services Agreement also provides Kirin with the right to use the Company’s name or trademark for its business in Japan based on and related to the results of services provided by the Company (Kirin’s Rights). During the three months ended March 31, 2023, the Company recorded analysis services provided under the agreement of $17 thousand. As of March 31, 2023, the Company had no related party receivable outstanding from Kirin related to this research services agreement.

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

Kirin and Mitsui Letter Agreements

On July 5, 2018, the Company entered into a letter agreement with Kirin and Mitsui (the Thorne Japan Agreement) in connection with the Company’s Series E convertible preferred stock financing which designates Kirin and Mitsui as the Company’s exclusive strategic partners in Japan, including with respect to the commercialization in Japan of any products and services designed, developed, manufactured, marketed, provided, licensed, sold or bought by the Company from time to time. This agreement further appoints Kirin and Mitsui as the exclusive marketers and distributors of the Company’s products in Japan and provides Kirin and Mitsui with the exclusive right to conduct research and development activities related to the Company’s products in Japan, as well as manage any regulatory approvals required to market or distribute the Company’s products in Japan. This agreement also provides Kirin and Mitsui with an exclusive right of first negotiation with respect to marketing of the Company’s products in any country in Asia, including China, ASEAN member countries, Australia, New Zealand and any other countries in which Kirin and Mitsui have an interest. This agreement expires on July 5, 2028. This agreement was subsequently amended on June 8, 2021 with the Amendment Agreement; see ‘Kirin and Mitsui Amendment Agreement’ above.

Also on July 5, 2018, the Company and Onegevity entered into a letter agreement with Kirin and Mitsui (the Onegevity Agreement) in connection with the Company’s Series E convertible stock financing which provided for certain exclusive commitments between the Company and Onegevity. Kirin and Mitsui also received a right of first negotiation with respect to any business collaboration, including with respect to Onegevity products, intellectual property, services or technology, in or with respect to Japan. The agreement also provides Kirin and Mitsui a right of first refusal over any agreement, arrangement or understanding with any third-party regarding a business collaboration in the Asia Pacific region other than Japan. This agreement does not expire. This agreement was subsequently amended on June 8, 2021 with the Amendment Agreement; see ‘Kirin and Mitsui Amendment Agreement’ above.

Kirin Juntendo Agreement

On October 16, 2020, Onegevity entered into a service agreement (Juntendo Agreement) with Juntendo University and Kirin. Pursuant to the Juntendo Agreement, the Company agreed to provide DNA analysis services for up to 600 samples and in return may receive up to $129 thousand. during the three months ended March 31, 2023 and 2022 the Company had no related revenue for analysis service provided under the agreement. As of March 31, 2023 and December 31, 2022, we had no receivables outstanding from Juntendo University and Kirin, related to the service agreement.

Kirin Client Research Services Agreement

On November 1, 2021, the Company entered into a feasibility review agreement with Kirin to provide research services. During the three months ended March 31, 2023, the Company recognized no revenue related to these research services. For the three months ended March 31, 2022, the Company recognized revenue of $13 thousand related to these research services. As of March 31, 2023 and December 31, 2022, the Company had no related party receivable related to these research services.

On December 21, 2022, the Company entered into a client research services agreement with Kirin to provide certain research services. during the three months ended March 31, 2023 and 2022, the Company recognized $30 thousand related to these research services. As of March 31, 2023 and December 31, 2022, the Company had recorded deferred revenue of $30 thousand and $60 thousand, respectively, related to this research services agreement, which has been included in other accrued liabilities within the consolidated balance sheets. As of March 31, 2023, the Company had no related party receivable outstanding from Kirin related to this research services agreement. As of December 31, 2022, the Company had recorded a related party receivable of $60 thousand outstanding from Kirin related to this research services agreement.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Kirin HIaaS Software License Agreement

On November 21, 2022, the Company entered into a software license agreement with Kirin to develop and license software to Kirin in exchange for $25 thousand in total consideration. during the three months ended March 31, 2023, the Company recognized $25 thousand related to provision of the software license under this agreement. During the three months ended March 31, 2022, the Company did not recognize any amount related to the provision of the software license under this agreement. As of March 31, 2023, the Company recorded no deferred revenue related to this agreement. As of December 31, 2022, the Company recorded deferred revenue of $13 thousand related to this agreement, which has been included in other accrued liabilities within the consolidated balance sheets. As of March 31, 2023 and December 31, 2022, there was no receivable outstanding from Kirin related to this agreement.

Kirin and Kyowa Hakko Bio Co., Ltd. Research Agreements

The Company provides certain research services under several research contracts with Kirin and Kyowa Hakko Bio Co., Ltd., a subsidiary of Kirin. During the three months ended March 31, 2023, the Company recognized $10 thousand in revenue related to these research services. During the three months ended March 31, 2022, the Company did not recognize any revenue related to these research services. As of March 31, 2023 and December 31, 2022, there was no receivable outstanding from Kirin related to the research agreements.

Other Related Party Transactions with Kirin and Kyowa Hakko Bio Co., Ltd.

The Company purchases certain raw materials from Kyowa Hakko Bio Co., Ltd., a subsidiary of Kirin. During the three months ended March 31, 2023, the Company purchased $39 thousand of inventory from Kyowa Hakko Bio Co., Ltd. During the three months ended March 31, 2022, the Company did not purchase any inventory from Kyowa Hakko Bio Co., Ltd. As of March 31, 2023, the Company did not have a balance for the related party payable. As of December 31, 2022, the Company had a related party payable of $40 thousand.

Kirin and Mitsui Employment Secondments

The Company is party to secondment agreements with Kirin’s employee, Mr. Yasuhiro Oki, dated March 18, 2019, and as renewed on March 18, 2023, (Kirin Secondment Agreement), and Mitsui’s employee, Mr. Shuntaro Yamamoto, dated February 28, 2019, and as renewed on February 28, 2023, (Mitsui Secondment Agreement), under which they provide full-time services to Thorne and Thorne reimburses Kirin and Mitsui for such services. Under the Kirin Secondment Agreement and the Mitsui Secondment Agreement, we reimburse each of Kirin and Mitsui up to $120 thousand annually for such services.

During the three months ended March 31, 2023 and 2022, the Company recorded employment-related expenses of $21 thousand and $21 thousand, respectively, related to the Kirin Secondment Agreement. As of March 31, 2023 and December 31, 2022, the Company had an associated related party payable to Kirin of $21 thousand and $21 thousand, respectively related to the secondment reimbursement.

During the three months ended March 31, 2023 and 2022, the Company recorded employment-related expenses of $30 thousand and $30 thousand, respectively, related to the Mitsui Secondment Agreement. As of March 31, 2023 and December 31, 2022, the Company had an associated related party payable to Mitsui of $30 thousand and $30 thousand, respectively, related to the secondment reimbursement.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Other Related Party Transactions

Registration Rights Agreement

The Company is party to a registration rights agreement, as amended, with certain holders of the Company's capital stock. Under the Company’s registration rights agreement, certain holders of our capital stock, have the right to demand that we file a registration statement or request that their shares of our capital stock be covered by a registration statement that the Company is otherwise filing. during the three months ended March 31, 2023 and 2022, the Company had incurred no costs associated with a registration or offering of shares of the Company’s common stock.

Supply Agreement with NR Therapeutics, LLC

The Company is a party to an exclusive supply agreement dated June 5, 2020 with NR Therapeutics, LLC (NR Therapeutics) pursuant to which the Company purchases inventory of nicotinamide riboside (NR). Paul Jacobson, the Company’s Chief Executive Officer, is a member of NR Therapeutics board of directors and the Company holds a 49% interest in NR Therapeutics. during the three months ended March 31, 2023 and 2022, the Company purchased inventory from NR Therapeutics totaling $1.2 million and $341 thousand. As of March 31, 2023 and December 31, 2022, the Company had a related party payable of $387 thousand and $175 thousand, respectively.

Letter Agreement with Tecton Group, LLC

The Company is a party to a letter agreement between the Company, Tecton Group, LLC (Tecton), Kirin and Mitsui (Tecton Letter Agreement) providing the Company with, among other things, a right of first offer to commercialize any Tecton product or service. The Tecton Letter Agreement also provides Kirin and Mitsui, with a right of first negotiation for any commercialization of Tecton products or services in Japan. During the three months ended March 31, 2023 and 2022, the Company paid no fees on behalf of Tecton. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding to the Company from Tecton.

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

Investment in Oova, Inc.

The Company maintains an investment in Oova, Inc. (Oova). during the three months ended March 31, 2023 and 2022, the Company recognized $14 thousand and $3 thousand, respectively, of revenue related to contractual fulfillment services that the Company provides to Oova. As of March 31, 2023 and December 31, 2022, the Company had a related party receivable with Oova of $18 thousand and $5 thousand, respectively. See Note 9 for additional information related to the investment in Oova.

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

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

As of March 31, 2023 and December 31, 2022, the remaining obligation due to VIIM by ThorneVet was $2.26 million. during the three months ended March 31, 2023 and 2022, the Company recognized $3.2 thousand and $7.4 thousand of other income for royalties and commissions earned on net sales of Licensed Assets generated by ThorneVet. during the three months ended March 31, 2023 and 2022, the Company recognized $24.1 thousand and $28.5 thousand, respectively, of net sales of Purchased Products purchased by ThorneVet for resale to end customers. As of March 31, 2023 and December 31, 2022, there was $19.2 thousand and $29.7 thousand, respectively, outstanding to the Company from ThorneVet pertaining to sales of Purchased Products.

Other Related Party Transactions.

On March 15, 2022, the Company entered into a loan agreement with an employee, and established a related party receivable in the amount of $150 thousand. As of December 31, 2022, the Company has recorded $154 thousand, inclusive of $4 thousand of interest receivable, within other related party receivables associated with the loan agreement. In connection with the employee’s termination during the three months ended March 31, 2023, the Company forgave the total amount receivable of $155 thousand, inclusive of $5 thousand of interest receivable, associated with the loan agreement, which is recorded within other income, net within the condensed consolidated statement of operations.

4.
Mergers and Acquisitions

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

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

We have accounted for the acquisition of Nutrativa under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The acquisition price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess recorded as goodwill (non-deductible for tax purposes). The goodwill recognized is attributable primarily to expected synergies to be realized by Nutrativa in leveraging the Company's existing manufacturing, distribution, research and development and marketing capabilities to efficiently scale the Nutrativa products and business. Estimates of fair value included in the consolidated financial statements represent management’s best estimates and valuations. During the measurement period in 2022, the Company updated certain fair value measurement assumptions related to the acquired developed technology intangible asset which resulted in the reclassification of $3.5 million from intangible assets, net to goodwill. during the three months ended March 31, 2023 and 2022, the Company recorded no measurement period adjustments.

The Company did not incur any transaction costs during the three months ended March 31, 2023. Total transaction costs incurred by the Company during the three months ended March 31, 2022 was $0.5 million. These transaction costs were expensed as incurred and are included as a component of selling, general and administrative expense within the condensed consolidated statements of operations.

The following table sets forth the final allocation of the purchase price to Nutrativa’s identifiable tangible and intangible assets acquired and liabilities assumed, including measurement period adjustments:

Cash	$17,713
Accounts receivable, net	14,740
Inventories, net	274
Property and equipment, net	3,256,996
Intangible assets, net	6,700,000
Goodwill	5,600,357
Accounts payable	(181,913)
Other accrued expenses	(202)
Net assets acquired	$15,407,965

Acquisition of PreCon Health, Inc.

On January 11, 2023, the Company, entered into and consummated a Stock Purchase Agreement (the “PreCon Purchase Agreement”) with PreCon Acquisition LLC (“PreCon Acquisition”) which owns all of the issued and outstanding shares of capital stock of PreCon Health, Inc (“Precon Health”). Pursuant to the terms of the PreCon Purchase Agreement, the Company acquired PreCon Health’s rights, title, and interest in certain nutritional supplement products (the “PreCon Products”), including certain complementary technology-related intangible assets including intellectual property, trade secrets, formulas, processes, recipes to produce the PreCon Products, and related ancillary contracts. The technology-related intangible assets represent substantially all of the fair value of the acquired assets. The technology-related intangible assets were acquired for (i) $4.0 million in cash paid at closing, (ii) $1.0 million in cash payable on or before ninety (90) days after January 11, 2023 (i.e., April 11, 2023), and (iii) a royalty payment to a related party of PreCon Acquisition in an amount equal to five percent (5%) of the gross sales revenue from the sale of the PreCon Products from and after such time as the Company achieves $5.0 million of gross profit. In the event the Company does not pay the second installment of $1.0 million in cash consideration on or before April 11, 2023, and such non-payment is not cured, the royalty payment rate will automatically increase from five percent (5%) to seven percent (7%).

The acquisition has been accounted for as an asset acquisition in accordance with FASB ASC 805-50 because substantially all of the fair value of the assets acquired is concentrated in a single asset, the technology-related intangible assets for the Products, and are considered a single asset as they are inextricably linked. As an asset acquisition, the cost to acquire the group of assets, including transaction costs, is allocated to the individual assets acquired or liabilities assumed based on their relative fair values. The Company has not yet finalized the relative fair values or the amortization period of the identifiable assets from the acquisition. As of March 31, 2023, the Company has recorded $4.0 million of existing technology/reformulations intangible assets within intangible assets, net in the condensed consolidated balance sheets.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.
Consolidated Variable Interest Entities

The Company consolidates variable interest entities where the Company is determined to be the primary beneficiary, under ASC 810. The Company consolidates into its condensed consolidated financial statements one legal entity (Thorne HealthTech Asia Pte, Ltd.) in which it holds a controlling interest. The Company presents non-controlling interest as a component of stockholders’ equity on its condensed consolidated balance sheets and reports net loss - non-controlling interest in the condensed consolidated statements of operations. The Company’s acquisition or disposal of ownership interests in the variable interest entity is a reconsideration event that requires a reassessment of whether the entity continues to be a variable interest entity and whether the primary beneficiary has changed. If after making these reassessments, the primary beneficiary remains the same (i.e., a controlling financial interest is maintained) and the transaction is in the scope of ASC 810, the Company accounts for the acquisition or disposal of a non-controlling interest as an equity transaction, consistent with the principles of ASC 810-10. Any difference between the price paid and the carrying amount of the non-controlling interest is not reflected in net income, but instead reflected directly in equity.

Thorne HealthTech Asia Pte, Ltd. On January 10, 2022, the Company entered into an agreement with Mitsui and TM HealthTech Pte. Ltd., a wholly-owned subsidiary of Mitsui, to form a joint venture entity, Thorne HealthTech Asia PTE, LTD. (Thorne Asia JV), to exclusively market, distribute and sell Thorne’s products across Singapore, Hong Kong, Taiwan, Thailand, Indonesia, Malaysia, Australia, the Philippines, Vietnam, India and New Zealand. On January 20, 2022, Thorne and Mitsui contributed $2.7 million and $2.6 million, respectively, in cash and hold 51% and 49%, respectively, of the total issued share capital of Thorne Asia JV. After evaluating relevant factors, the Company determined that it is the primary beneficiary of Thorne Asia JV, as substantially all of the activities either involve, or are conducted on behalf of, the Company. Under ASC 810, the Company has consolidated Thorne HealthTech Asia Pte, Ltd. in its condensed consolidated financial statements for the three months ended March 31, 2023.

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

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$4,444,860	$4,484,326
Other assets	171,807	141,712
Total assets	4,616,667	4,626,038
Less: Total liabilities	143,941	89,779
Net assets (liabilities)	$4,472,726	$4,536,259

The results of operations for Thorne Asia JV, excluding intercompany activity with the Company, included in the condensed consolidated statements of operations for the periods presented is as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Net sales	$34,854	$5,892
Net loss	(78,940)	(371,311)
Net loss — non-controlling interests	(38,681)	(181,943)
Net loss attributable to Thorne HealthTech, Inc.	$(40,259)	$(189,368)

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

6.
Inventories, net

Inventories, net are as follows:

	March 31,	December 31,
	2023	2022
Raw materials	$34,595,445	$35,305,418
Work in process	963,087	292,212
Finished goods	25,579,204	23,491,961
Reserve for slow moving and obsolete inventory	(435,471)	(445,663)
Inventories, net	$60,702,265	$58,643,928

7.
Property and Equipment, net

Property and equipment, net are as follows:

	March 31,	December 31,
	2023	2022
Machinery and equipment	$14,006,591	$13,774,090
Furniture and fixtures	531,394	521,032
Office equipment	848,701	848,714
Leasehold improvements	19,754,213	19,703,960
Vehicles	114,454	114,454
Lab equipment	2,794,983	2,784,563
Software	1,878,767	1,878,767
Total property and equipment	39,929,103	39,625,580
Less accumulated depreciation and amortization	(14,293,534)	(13,385,482)
In-process assets, including deposits on new equipment	33,237,325	22,936,746
Property and equipment, net	$58,872,894	$49,176,844

In-process assets are stated at cost, which includes the cost of construction primarily related to our expansion activities at our Summerville, South Carolina facilities and other directly attributable costs. No provision for depreciation is made on in-process assets until the relevant assets are completed and available for intended use.

Depreciation expense of property and equipment was approximately $0.9 million for the three months ended March 31, 2023, of which $0.7 million, $0.1 million, and $0.1 million were recorded within cost of sales, selling, general and administrative expenses, and research and development expenses, respectively, within the consolidated statements of operations. Depreciation expense of property and equipment was approximately $0.9 million for the three months ended March 31, 2022, of which $0.7 million, $0.1 million, and $0.1 million were recorded within cost of sales, selling, general and administrative expenses, and research and development expenses, respectively, within the consolidated statements of operations.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.
Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill during the three months ended March 31, 2023:

Balance as of December 31, 2022	$20,041,040
Acquisitions	—
Balance as of March 31, 2023	$20,041,040

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

Finite-lived Intangible Assets

Finite-lived intangible assets are as follows:

	March 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$6,500,000	$(4,143,750)	$2,356,250
Trade names	7,600,000	(6,460,000)	1,140,000
Existing technology/reformulations	12,900,000	(2,472,778)	10,427,222
License agreements	3,116,502	(1,676,977)	1,439,525
	$30,116,502	$(14,753,505)	$15,362,997

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$6,500,000	$(4,062,500)	$2,437,500
Trade names	7,600,000	(6,333,333)	1,266,667
Existing technology/reformulations	8,900,000	(2,252,084)	6,647,916
License agreements	3,129,002	(1,650,836)	1,478,166
	$26,129,002	$(14,298,753)	$11,830,249

The Company’s intangible assets include intangible assets acquired through the acquisitions of Thorne Research in 2010 and Nutrativa in 2022. See Note 4 for additional information related to the acquisition of Nutrativa. As of March 31, 2023 and December 31, 2022, the net carrying value of acquired intangible assets was $13.9 million and $10.4 million, respectively. Intangible assets also include payments under license agreements related to trademarks and content. As of March 31, 2023 and December 31, 2022, these had a net carrying value of $1.4 million and $1.5 million, respectively.

When applicable, the balances as of March 31, 2023 have been reduced to reflect the impact of intangible assets when the gross carrying value has become fully amortized during the three months ended March 31, 2023. The impact of this resulted in a reduction to carrying value and accumulated amortization of $0.2 million to license agreements.

For each of the three months ended March 31, 2023 and 2022, amortization expense totaled $0.7 million and $0.4 million, respectively.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Future estimated amortization expense of the Company’s intangible assets as of March 31, 2023 is as follows:

Remainder of 2023	$1,876,758
2024	2,243,318
2025	1,666,650
2026	1,183,734
2027	1,183,734
Thereafter	7,208,803
Total	$15,362,997

9.
Investments

Heart-Tech Health, Inc On January 7, 2022, the Company entered into a Strategic Partnership Agreement with Heart-Tech Health, Inc. (Heart-Tech). Heart-Tech was formed by Dr. Suzanne Steinbaum, a leading holistic cardiologist, and has developed a program for women’s holistic health prevention. Together, the Company and Heart-Tech plans to open and operate a Thorne Lab location in New York, New York. Simultaneous to executing the Strategic Partnership Agreement with Heart-Tech, the Company made a $1.0 million investment in Heart-Tech through a simple agreement for future equity, or SAFE. during the three months ended March 31, 2023 and 2022, there was no reportable activity between the Company and Heart-Tech.

Oova. As of March 31, 2023 and December 31, 2022, the Company had an investment of $0.4 million and $0.4 million, respectively, in Oova, representing a 2.51% and 2.54% equity interest, respectively. As management has determined it does not have the ability to exercise significant influence over the operating and financial activities of the investee, and the fair value of the investment is not readily determinable, the Company’s investment in Oova is accounted for at cost minus impairment, in accordance with ASC 321, Equity Securities. As there were not any observable price changes in identical or similar securities to Oova, the Company has not adjusted the value of this investment upward or downward, either on a cumulative basis or in either of the three months ended March 31, 2023 or year ended December 31, 2022. Since the Company invested in Oova, the investee has successfully brought its product to market. Although there are no restrictions on the Company’s ability to sell this investment, the timing of when or if the Company would sell this asset is unknown at this time. There are no unfunded commitments related to the Company’s investment. Management concluded that no impairment was necessary for the three months ended March 31, 2023 and year ended December 31, 2022.

10.
Other Accrued Liabilities

Other accrued liabilities as of March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022
Accrued expenses(1)	$3,348,258	$1,434,420
Income tax payable	346,609	317,610
Interest payable	33,825	23,626
Loyalty rewards payable	163,072	141,614
Sales/use tax payable	252,855	210,737
Deferred revenue	1,016,281	1,156,103
Gift card liability	18,955	133,770
Returns allowance liability	166,986	145,963
Total	$5,346,841	$3,563,843

(1) Accrued expenses for the three months ended March 31, 2023 and December 31, 2022, primarily consists of marketing and other selling, general and administrative costs incurred as of the three months ended March 31, 2023 and December 31, 2022, for which the Company has not yet been invoiced by the vendor.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.
Notes Payable

The Company enters into various premium finance agreements with a credit finance institution to pay the premiums on insurance policies for its directors' and officers' liability, general liability, workers' compensation, umbrella, auto and pollution coverage needs. As of March 31, 2023 and December 31, 2022, the aggregate amount of the premiums financed was $1.2 million, payable in equal monthly installments at a weighted average interest rate of 4.5%. These premium finance agreements are due within one year and are recorded as notes payable under current liabilities in the consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the Company had a remaining balance related to the notes payable of $0.5 million and $0.8 million, respectively.

12.
Long-term Debt

Long-term debt balances consist of the following:

	March 31, 2023	December 31, 2022
2022 Term loan	$12,000,000	$12,000,000
Other
Long-term debt - equipment financing	2,484,115	1,169,559
Total long-term debt	14,484,115	13,169,559
Less: current maturities	787,425	523,510
Total long-term debt, net of current portion	$13,696,690	$12,646,049

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

On December 21, 2022, the Company entered into a $45.0 million Revolver. The Revolver contains an option allowing the Company to increase the size of its Revolver by up to an additional $15.0 million subject to agreement by the lender. The Company may repay principal amounts on borrowings under the Revolver and re-borrow them any time without penalty or premium until the maturity date of December 21, 2027. The Revolver is available for issuance of letters of credit to a specified limit of $5.0 million. Any outstanding and undrawn letters of credit shall be reserved under the Revolver and such amount shall not be available for borrowings. The letter of credit previously issued by SMBC on October 29, 2021, in the amount of $4.9 million and secured by a cash deposit of $4.9 million, was released from restriction and returned to the Company on January 27, 2023, in exchange for $4.9 million of the letters of credit issued under the Revolver. As of March 31, 2023, additional borrowings of $25.1 million was available under the Revolver. The Company incurred $0.2 million of debt issuance costs, which will be amortized as additional interest expense over the life of the Revolver.

Under the Revolver, the Company can elect the tranche rate (greater of 0.5% or the Secured Overnight Financing Rate (“SOFR”) plus 1.4%) or the base rate (Prime plus 1.0%). The Company also pays a commitment fee equal to 0.2% of the average commitment not utilized. Interest payments are due monthly. As of March 31, 2023, the Company had borrowings outstanding under the Revolver of $15 million.

On December 21, 2022, the Company entered into a $12.0 million 2022 Term Loan. The 2022 Term Loan is payable in equal monthly installments, with the remaining balance payable at the maturity date of December 21, 2027. The Company may prepay the loan at any time with no penalty. As of March 31, 2023 and December 31, 2022, the Company had no available borrowing capacity on the 2022 Term Loan.

Under the 2022 Term Loan, the Company elected the Secured Overnight Financing Rate ("SOFR") plus 1.4%. Interest payments are due monthly. As of March 31, 2023 and December 31, 2022, the interest rate on the 2022 Term Loan was 6.3% and 5.7%, respectively.

The Company is subject to a number of restrictive covenants under the Credit Facility that, among other things, impose operating and financial restrictions on the Company.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

For the three months ended March 31, 2023 and for the year-ended December 31, 2022, the Company was in compliance will all non-financial and financial covenants.

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

Long-term debt - Equipment Financing

The Company has multiple equipment financing notes. As of March 31, 2023, and December 31, 2022, the Company had equipment financing notes totaling $2.5 million and $1.2 million, respectively, which are collateralized by the associated equipment. The stated fixed rate of the equipment financing notes range from 3.85% to 6.94% and have a maturity date ranging from July 2023 to June 2028. The notes are collateralized by the original purchased equipment which have an aggregate net book value of $3.1 million and $1.6 million as of March 31, 2023 and December 31, 2022, respectively.

2022 Loan Agreement

On April 8, 2022, the Company entered into a loan agreement (the “Loan Agreement”), with an effective date of March 31, 2022. Under the terms of the Loan Agreement, the lender provided a revolving line of credit (the “Line of Credit’) to the Company in the amount of $15.0 million. Under the Loan Agreement, the Company may repay principal amounts and re-borrow them as necessary until the maturity date of March 31, 2027. Outstanding borrowings under the Loan Agreement will be subject to interest at a rate equal to the Bloomberg Short-Term Bank Yield Index rate (BSBY), plus 1.5%, adjusted on the first day of each month (the Adjustment Date). Interest is calculated on the basis of a 360-day year and the actual number of days elapsed. The Company agreed to pay interest on any outstanding borrowings monthly beginning April 30, 2022. The Line of Credit is subject to an Unused Commitment Fee equal to 0.2% per year and is payable monthly starting on May 1, 2022.

The Line of Credit is available for issuance of letters of credit to a specified limit of $6.0 million. Any outstanding and undrawn letters of credit shall be reserved under the Line of Credit and such amount shall not be available for borrowings. On December 21, 2022, the Loan Agreement was closed.

On October 29, 2021, the Company deposited $4.9 million into a restricted interest-bearing account with SMBC to fund the standby letter of credit and release the guarantees provided by Kirin and Mitsui. The $4.9 million letter of credit was returned to the Company in exchange for $4.9 million of the Letters of Credit issued under the 2022 Credit Agreement. As of December 31, 2022, the standby letter of credit had not been returned, and the restriction on the deposit of $4.9 million into a restricted interest-bearing account with SMBC to fund the standby letter of credit had not been released. The amount was therefore recorded as restricted cash and classified within current assets as of December 31, 2022. The $4.9 million deposit, which is associated with the Line of Credit, was released from restriction and returned to the Company on January 27, 2023, and therefore was recorded within cash and cash equivalents in the consolidated balance sheets as of March 31, 2023.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Standby Letter of Credit

In 2018, an irrevocable standby letter of credit was issued by a bank on the Company’s behalf as required by the landlord of the South Carolina production facility, and guarantees were issued by related parties (see Note 3). The standby letter of credit was for $4.9 million and had an original expiration date of December 3, 2019, with automatic renewals until October 31, 2037. The guarantee fee was based on the 12-month USD LIBOR rate, plus 3% on the amount of the guarantee. The letter of credit had an annual fee of $20 thousand.

13.
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

The Company's primary manufacturing and administrative facility is located in Summerville, South Carolina. The 272,000 square-foot facility is located on 25.8 acres and houses manufacturing and production, research and development, medical affairs, engineering, quality management, laboratory testing, brand marketing, inside sales, customer service, finance, legal, human resources, warehousing and materials management, procurement and safety functions. The Company is in process of constructing 31,340 square feet of additional space within the current footprint of the facility, resulting in an amended total of 303,340 square feet upon completion in Q4 2023 (Production Expansion). The lease expires in October 2037. The Company has the right to renew for two additional terms of five years each.

On February 7, 2023, an amendment to the Company's existing lease of its primary manufacturing and administrative facility located in Summerville, South Carolina was executed. The Company has accounted for the amendment as a separate contract. The amendment provides for the construction of a 74,400 square foot addition to the Existing Premises (the New Expansion), resulting in an amended total of 377,740 square feet under lease. The Company will receive an allowance of $8 million towards the cost of the construction for the New Expansion. In addition, the Company has $20.6 million and $0 in escrow, recorded as restricted cash in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. These amounts will be used to fund the amount of remaining capital expenditures related to our Production Expansion and New Expansion. The New Expansion is currently under construction, and the lease will commence on the date of which the landlord completes construction of the facility, currently estimated to be during the fourth quarter of fiscal year 2023, and will terminate in October 2037. The Company has the right to renew for two additional terms of five years each. The annual base rent for the first year will be equal to the product of $8 million and the greater of (i) 8% or (ii) the per annum percentage yield on United States treasury securities with maturities of ten years, as reported in the Wall Street Journal as of the earlier of December 31, 2023 or the date the Company receives the $8 million allowance from the landlord. As of March 31, 2023, the Company has not received the $8 million allowance from the landlord. The annual base rent, as determined for the first year, is subject to an annual escalation of 3.5% on each anniversary.

On January 26, 2021, the Company entered into a five-year lease agreement for 115,500 square feet within a 136,500 square foot building for the Company's fulfillment and distribution operations, located in Summerville, South Carolina. Rent was abated for the first three months while the Company installed racking, packing stations and other required equipment, prior to the Company's shipping operations to this facility. This lease terminates in July 2026. The lease has two renewal options for three years each. The Company has funded a customary security deposit of $0.1 million upon execution of the lease, which has been recorded within other assets on the consolidated balance sheets as of March 31, 2023 and December 31, 2022.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On July 28, 2021, the Company entered into a lease agreement for a 360,320 square foot industrial building for the Company's finished goods warehousing and shipping operations, located in Summerville, South Carolina. The building is currently under construction and the lease will commence on the date of which the landlord completes construction of the facility and required tenant improvements, currently estimated to be during the second quarter of 2023 and will terminate upon the thirteenth anniversary of the commencement date. The lease has one renewal option for a five-year term. The lease provides for an allowance for tenant improvements of up to $1.3 million. The annual base rent for the first year will be $2.0 million and is subject to an annual escalation of 2.0% on each anniversary. The Company has funded a customary security deposit of $0.3 million upon execution of the lease which has been recorded within other assets on the consolidated balance sheets as of March 31, 2023 and December 31, 2022.

The Company maintains a 16,896 square-foot warehouse in Benicia, California for distribution and fulfillment operations. This lease terminates in January 2025. The Company has the right to renew for one additional term of five years.

On March 10, 2022, the Company amended the lease agreement for its headquarters in New York, New York. The amended agreement granted an additional right-of-use (“second substitute premises”) to the Company in the future following the expiration of its current lease. The second substitute premises were substantially completed on October 3, 2022. The amendment commenced on October 3, 2022 and will terminate on the five year anniversary of the rent commencement date. The Company has funded a customary security deposit of $0.2 million for its headquarters, which has been recorded within other assets on the consolidated balance sheets as of March 31, 2023 and December 31, 2022.

During the third quarter of 2022, the Company entered into a two-year lease for the purchase of equipment to be located within the Company's primary manufacturing and administrative facility in Summerville, South Carolina. The lease provides the Company with an option to purchase the equipment from the lessor at the expiration of the lease term in exchange for transfer of title to the $195 thousand security deposit funded by the Company to the lessor upon commencement of the lease, which has been recorded within other assets in the consolidated balance sheets as of March 31, 2023 and December 31, 2022.

The Company also leases a 2,500 square-foot administrative and support facility in Madison, Wisconsin. The lease for this office expires in October 2024.

The balances for the operating and finance leases where the Company is the lessee are presented as follows within the condensed consolidated balance sheets:

	March 31, 2023	December 31, 2022
Operating lease:
Operating lease right-of-use assets, net	$17,256,824	$17,546,240

Current portion of operating lease liabilities	1,661,803	1,504,433
Operating lease liabilities, net of current portion	28,020,709	28,430,474
Total operating lease liabilities	$29,682,512	$29,934,907

Finance lease:
Finance lease right-of-use assets	$2,640,008	$3,143,592

Current portion of finance lease liabilities	1,644,985	1,660,404
Finance lease liabilities, net of current portion	1,045,743	1,455,011
Total finance lease liabilities	$2,690,728	$3,115,415

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The components of lease expense are as follows within the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
Operating lease expense:
Operating lease cost(1)	$910,009	$1,461,355
Finance lease expense:
Amortization of leased assets	508,078	112,400
Interest on lease liabilities	42,272	11,588
Total lease expense	$1,460,359	$1,585,343

(1) Includes short-term leases and variable lease costs, which are immaterial.

The weighted-average remaining lease term and weighted-average discount rate as of March 31, 2023 and December 31, 2022, were as follows:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term (years)
Operating leases	12.85 yrs	13.04 years
Finance leases	1.42 yrs	1.63 years
Weighted average discount rate applied
Operating leases	8.6%	8.6%
Finance leases	6.1%	6.2%

Supplemental cash flow information related to leases where the Company is the lessee is as follows:

	Three Months Ended March 31,
	2023	2022
Operating cash outflows from operating leases	$873,001	$1,546,933
Operating cash outflows from finance leases (interest payments)	$42,272	$11,588
Financing cash outflows from finance leases	$430,612	$106,025
Leased assets obtained in exchange for finance lease liabilities	$44,132	$12,399
Leased assets obtained in exchange for operating lease liabilities	$—	$—

As of March 31, 2023, the maturities of the operating and finance lease liabilities are as follows:

	Operating Leases	Finance Leases
Remainder of 2023	3,026,431	1,515,057
2024	4,103,534	1,228,075
2025	4,069,997	55,370
2026	3,836,052	39,632
2027	3,421,442	—
Thereafter	32,964,888	—
Total lease payments	$51,422,344	$2,838,134
Less: imputed interest	21,739,832	147,406
Total present value of lease liabilities	$29,682,512	$2,690,728
Less: current portion of lease liabilities	1,661,803	1,644,985
Long-term portion of lease liabilities	$28,020,709	$1,045,743

14.
Warrants

On October 10, 2018, the Company issued to Kirin and Mitsui each 2,225,000 warrants, for a total of 4,450,000 warrants, to purchase the Company’s common stock. The warrants have an exercise price of $5.12 and an expiration date of October 11, 2028. In July 2020, each shareholder exercised 2,168,485 warrants for a total of $22.2 million in gross proceeds. As of March 31, 2023 and

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

December 31, 2022, 453,455 of the original 4,450,000 warrants, remain outstanding. These warrants are classified as equity within the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

On June 23, 2010, the Company issued 2,532,000 warrants to a related-party stockholder, with a strike price of $6.74 and an original expiration date of June 23, 2020. In May 2019, the Board of Directors extended the term of the warrants for an additional 10 years to June 23, 2030. As of March 31, 2023 and December 31, 2022, none of the 2,532,000 warrants have been exercised and all common stock warrants remained outstanding. These warrants are classified as equity within the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

On May 10, 2011, the Company issued 453,455 warrants to purchase common stock to a related-party stockholder, with a strike price of $6.74 per warrant. In May 2019, the Board of Directors extended the term of the warrants for an additional 10 years to June 23, 2030. The extension was determined by management to be a modification of the warrant. Due to these warrants containing certain down-round protections, which are not associated with the underlying Company’s equity that may trigger in the event of a modification of certain other outstanding warrant instruments, the Company has classified these warrants as liabilities within the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

The warrant liability is remeasured at fair value at each reporting date and has a fair value of $1.4 million as of March 31, 2023 and $1.1 million as of December 31, 2022.

To calculate the fair value of the warrants, certain assumptions were made, including the fair market value of the underlying common stock, risk-free interest rate, volatility and remaining contractual life. Changes to the assumptions could cause significant adjustments to the valuation. Due to the fact that the Company had no publicly available stock price information prior to the Company’s initial public offering (IPO) and limited publicly available stock price information subsequent to the IPO, the expected volatility assumption was, and continues to be, determined by examining the historical volatilities of a group of industry peers whose share prices are publicly available. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of the grant for treasury securities of similar maturity or expected term. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero.

The Black-Scholes model was used to value the liability-classified warrants. The following assumptions were used:

	March 31,	December 31,
	2023	2022
Fair market value	$4.62	$3.63
Exercise Price	$6.74	$6.74
Term (years)	7.2	7.5
Volatility	75%	75%
Annual dividend	—	—
Risk-free interest rate	3.54%	3.97%

The fair value of financial instruments measured on a recurring basis is as follows:

	March 31, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,397,699	—	$1,397,699	$—

	December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,059,343	—	$1,059,343	$—

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Changes in the ability to observe valuation inputs may result in a reclassification of levels within the fair value hierarchy.

15.
Income Taxes

The Company’s provision for (benefit from) income taxes for the interim period is determined using an estimate of its annual effective tax rate, adjusted for discrete items in the quarter in which they arise.

During the three months ended March 31, 2023 and 2022, the Company recorded a provision for income taxes of approximately $29 thousand and $33 thousand, respectively. The Company’s effective tax rate was (7.0%) and 0.7% for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, and the effect of various permanent tax differences.

The Company is subject to taxation in the U.S. and various states. The Company does not have any unrecognized tax benefits. As of March 31, 2023, and 2022, there is no accrued interest or penalties recorded in the consolidated financial statements.

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

On January 26, 2022, in accordance with the 2021 Plan's adjustment provisions, the Company increased the share reserve by 2,664,484 shares, as registered on Form S-8 and filed with the Securities and Exchange Commission (SEC) on April 3, 2023. As of March 31, 2023 there were 4,183,516 shares available for issuance under the 2021 Plan and 13,616,054 share-based awards outstanding, comprised of 9,217,986 stock option awards and 4,398,068 restricted stock units. As of December 31, 2022, there were 1,442,472 shares available for issuance under the 2021 Plan and 14,250,011 share-based awards outstanding, comprised of 9,337,503 stock option awards and 4,912,508 restricted stock units.

Stock-based Compensation Expense

Stock-based compensation expense for the periods indicated is as follows:

	Three Months Ended March 31,
	2023	2022
Stock options	$—	$237,786
Restricted stock units	3,748,135	1,771,626
Total stock-based compensation expense	$3,748,135	$2,009,412

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2023:

	Options Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding as of January 1, 2023	9,337,503	$5.34	5.14	$1.90
Granted	—
Exercised	(119,517)	1.35
Cancelled/forfeited	—
Outstanding as of March 31, 2023	9,217,986	$5.39	$4.93	$2.50
Vested and Exercisable as of March 31, 2023	9,217,986	$5.39	$4.93	$2.50

(1) Aggregate intrinsic value is presented in millions of U.S. dollars and represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.

The following table summarizes additional information related to stock options for the periods presented:

	Three Months Ended March 31,
	2023	2022
Weighted-average grant date fair value of stock options granted (2)	N/A	N/A
Grant date fair value of stock options vested (3)	N/A	N/A
Intrinsic value of stock options exercised	$372,893	$849,327

(2) During the three months ended March 31, 2023 and 2022, there were no stock options granted by the Company

(3) During the three months ended March 31, 2023 and 2022, there were no stock options that vested.

For the three months ended March 31, 2023, the Company did not have any stock-based compensation expense related to stock options. For the three months ended March 31, 2022, the Company recorded stock-based compensation expense related to stock options $0.2 million. These amounts are classified as selling, general and administrative on the consolidated statements of operations. As of March 31, 2023 and December 31, 2022, there was no unrecognized stock-based compensation expense related to outstanding stock options.

Restricted Stock Units

On April 4, 2022 and April 26, 2022, the Company issued RSUs to certain employees and directors for an aggregate of 2,143,000 and 12,500, respectively, which vest ratably over a 4-year period. On June 3, 2022, the Company issued RSUs to certain employees and directors for an aggregate of 61,748 shares, which fully vest on June 3, 2023.

The following table summarizes RSU activity for the three months ended March 31, 2023:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2023	4,912,508	$8.73
Granted	—	—
Vested	(218,940)	13.93
Cancelled/forfeited	(295,500)	7.58
Outstanding as of March 31, 2023	4,398,068	$8.54

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense related to RSUs of $3.7 million and $1.8 million, respectively. These amounts are classified as selling, general and administrative on the consolidated statements of operations. As of March 31, 2023, the unrecognized stock-based compensation expense related to outstanding RSUs was $29.8 million and is expected to be recognized as expense over 2.8 years. As of December 31, 2022, the unrecognized stock-based compensation expense related to outstanding RSUs was approximately $36.0 million and is expected to be recognized as expense over approximately 3.3 years.

The following table summarizes additional information related to RSUs for the periods presented:

	Three Months Ended March 31,
	2023	2022
Weighted-average grant date fair value of RSUs granted (1)	N/A	N/A
Grant date fair value of RSUs vested (2)	$3,050,400	N/A
Intrinsic value of RSUs released (3)	N/A	N/A

(1) During the three months ended March 31, 2023 and 2022, there were no RSUs that were granted.

(2) During the three months ended March 31, 2022, there were no RSUs that vested.

(3) During the three months ended March 31, 2023 and 2022, there were no RSUs that were released.

17.
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

The following table presents information necessary to calculate EPS:

	Three Months Ended March 31,
	2023	2022
Numerator:
Numerator for basic EPS—Net (loss) income attributable to Thorne HealthTech, Inc. (A)	$(402,164)	$4,979,059
Effect of dilutive securities:
Change in fair value of warrant liability	—	—
	—	—
Numerator for diluted EPS—net income available to Thorne HealthTech, Inc. common stockholders (C)	(402,164)	4,979,059

Denominator:
Denominator for basic EPS—weighted average shares (B)	53,342,837	52,564,779
Effect of dilutive securities (1):
Stock options	—	60,172
RSUs	—	—
Warrants	—	—
Dilutive potential common shares	—	60,172
Denominator for diluted EPS—adjusted weighted average common stock and common stock equivalents (D)	53,342,837	52,624,951
Basic EPS (A/B)	$(0.01)	$0.09
Diluted EPS (C/D)	$(0.01)	$0.09

(1) Approximately 17.1 million and 16.1 million warrants and stock-based awards were excluded from the computation of diluted EPS for each of the three months ended March 31, 2023 and 2022, respectively, because the effect would have been anti-dilutive under the treasury stock method.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

18.
Commitments and Contingencies

Advertising - The Company has entered into an agreement that calls for future payments to a customer for advertising services to be performed. As of March 31, 2023, future annual minimum commitments under this agreement are $10.2 million for the remainder of 2023 and $17.3 million in 2024. Total advertising fees incurred under the agreement during the three months ended March 31, 2023 and 2022, were $3.0 million and $1.8 million, respectively.

Royalties and Other Agreements - The Company has entered into various agreements that call for future payments to a major hospital for use of their trademarks and tradenames in advertising the benefits of supplements and provides the Company access to research information owned by the hospital and provides for the hospital to perform clinical trials and to support the Company’s products. As of March 31, 2023, future annual minimum commitments remaining under these agreements are $0.4 million in 2023.

The Company also has various royalty agreements that are dependent on future sales. Total royalties paid during the three months ended March 31, 2023 and 2022 were $38 thousand and $142 thousand, respectively.

Other - In 2017, the Company received incentives totaling $0.8 million from Berkeley County, South Carolina, which includes certain performance obligations that must be met over the next seven years and maintained by the company for five years once attained. The grant agreement includes the potential for repayment of proceeds in whole or in part for failure to satisfy the performance obligations. As of March 31, 2023, Berkeley County has not asked for repayment of these proceeds.

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

On May 12, 2021, the Trustees of Dartmouth College and ChromaDex filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging the Company’s infringement of U.S. Patent Nos. 8,383,086 and 8,197,807. The complaint seeks to enjoin the Company from selling its nutritional supplement products that contain nicotinamide riboside and further seeks monetary damages for alleged infringement of the patents. On August 20, 2021, the trial judge in the patent infringement litigation issued an Order to Stay the litigation during the pendency of the two inter partes review. The Order to Stay remained in effect.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On September 21, 2021, in litigation the Company is not a party to, ChromaDex, Inc. v. Elysium Health, Inc., the U.S. District Court for the District of Delaware issued a summary judgment holding that U.S. Patent No. 8,197,807 is invalid. On February 13, 2023, the U.S. Court of Appeals for the Federal Circuit upheld the decision of the U.S. District Court for the District of Delaware that invalidated U.S. Patent No. 8,197,807. This federal appellate court ruling should bear conclusive weight on the Dartmouth/ChromaDex infringement complaint filed against the Company to which the Order to Stay had been placed on August 20, 2021; i.e., with the appellate court’s upholding of the trial court’s ruling on the invalidity of U.S. Patent No. 8,197,807 there is no ability to infringe on said patent. The Company has not recorded a loss in connection with this matter, because the Company believes that a loss is currently neither probable nor estimable.

19.
Subsequent Events

The Company has evaluated subsequent events through the date the consolidated financial statements were issued.

Appointment of the Chief Financial Officer and Chair of the Audit Committee of the Board of Directors

On April 1, 2023, the Company appointed Saloni Varma, member of the Company’s Board of Directors and Chair of the Audit Committee as the Company’s Chief Financial Officer (CFO), effective April 1, 2023. Also, on April 1, 2023, the Company appointed Sarah Kauss, member of the Company’s Board of Directors and Chair of the Compensation Committee, to serve as the Chair of the Audit Committee, effective April 1, 2023, to fill the vacancy created by Ms. Varma’s appointment as CFO of the Company.

There were no other subsequent events requiring recognition or disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K, filed on March 31, 2023. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors.”

Overview

We are a science-driven wellness company delivering innovative solutions for a personalized approach to health and wellness. We seek to bring the scientific rigor of biopharma to the prevention space to help people live longer, healthier lives. As a vertically integrated company, Thorne leverages artificial intelligence models to provide insights and personalized data, products, and services that help individuals take a proactive and actionable approach to improve and maintain their health over a lifetime. By combining our proprietary multi-omics database, artificial intelligence (AI) and digital health content with our science-backed nutritional supplements, we deliver a total system for wellness. We believe our integrated solution will redefine the expectations for good health.

Founded in 1984, Thorne Research was a small company dedicated to being a “thorn” in the side of the traditional supplement industry by making the purest and highest quality nutritional supplements to sell to health professionals. With a vision for an unparalleled health ecosystem fueled by innovation and technology, our current Chief Executive Officer, Paul Jacobson, and his management team, acquired Thorne Research in 2010. Since that acquisition, we have evolved to become a transformative consumer brand, trusted by more than 5 million customers, 47,000 healthcare professionals, thousands of professional athletes, more than 100 professional sports teams and multiple U.S. Olympic teams.

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

For the three months ended March 31, 2023 and 2022:

•
we generated net sales of $65.2 million and $54.0 million, respectively, representing 20.7% year-over-year growth;
•
we generated gross profit of $34.3 million and $29.5 million, respectively, representing 52.5% and 54.6% of net sales, respectively;
•
we generated net loss of $(0.4) million and net income of $4.7 million, respectively; and
•
our adjusted EBITDA was $6.1 million and $8.8 million, respectively.

The recent key customer metrics of our business included:

•
for the three months ended March 31, 2023 and 2022, customer acquisition costs (CAC) of $31 and $27, respectively, and life-time value (LTV) of $174 and $169, respectively, resulting in LTV-to-CAC of 5.6x and 6.2x, respectively;
•
active subscriptions of 402,526 and 265,157, as of March 31, 2023 and 2022, respectively; and
•
for the three months ended March 31, 2023 and 2022 average orders per customer of 1.8 and 1.7, respectively.

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

Non-GAAP Financial Measures

We calculate Adjusted EBITDA and Adjusted net income are calculated as net income adjusted to exclude: interest expense, net; other income, net; provision for income taxes; depreciation and amortization expense; stock-based compensation expense; non-cash lease expense; change in fair value of warrant liability; gain/loss from equity interest in unconsolidated affiliates; and acquisition costs. During the three months ended March 31, 2023, the Company updated its calculation of Adjusted EBITDA and Adjusted net income for the three months ended March 31, 2023 and 2022 to exclude non-cash lease expense directly related to the amortization of right-of-use assets for finance leases under ASC 842, which has been increasing in connection with the Company’s financing activities associated with capital expenditures. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by net sales. Adjusted diluted earnings per share is calculated by dividing Adjusted net income by diluted weighted average common shares outstanding.

We use Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net income, and Adjusted diluted earnings per share as measures of operating performance and the operating leverage in our business. We believe that these non-GAAP financial measures are useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:

•
Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net income, and Adjusted diluted earnings per share are widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization expense, non-cash lease expense, interest expense, net, other income, net, loss from non-controlling interest and provision for income taxes, each of which can vary substantially from company to company depending upon their financing, capital structures and the method by which assets are acquired;
•
our management uses Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net income, and Adjusted diluted earnings per share in conjunction with financial measures prepared in accordance with GAAP for planning purposes, including the preparation of our annual operating budget, as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance; and
•
Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net income, and Adjusted diluted earnings per share provide consistency and comparability with our past financial performance, facilitate period-to-period comparisons of our core operating results, and also facilitate comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

Our use of EBITDA, EBITDA margin, net income (loss), diluted earnings per share, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income, and Adjusted diluted earnings per share have limitations as analytical tools, and you should not consider these measures in isolation or as substitutes for analysis of our financial results as reported under GAAP. Some of these limitations are, or may in the future be, as follows:

•
although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net income, and Adjusted diluted earnings per share do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•
Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net income, and Adjusted diluted earnings per share exclude stock-based compensation expense, which is a recurring expense for our business and an important part of our compensation strategy;
•
Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net income, and Adjusted diluted earnings per share do not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us; (3) tax payments that may represent a reduction in cash available to us; or (4) the use of net operating loss (NOL) carryforwards are non-cash items that can have an impact on GAAP performance, but may not reflect the continuing operating results of our business; and
•
the expenses and other items that we exclude in our calculation of Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net income, and Adjusted diluted earnings per share may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net income, and Adjusted diluted earnings per share when they report their operating results and we may, in the future, exclude other significant, unusual or non-recurring expenses or other items from these financial measures.

Because of these limitations, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net income, and Adjusted diluted earnings per share should be considered along with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net income, and Adjusted diluted earnings per share to net income (loss) and diluted earnings (loss) per share, the most directly comparable financial measures prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022
EBITDA and Adjusted EBITDA Reconciliation
Net (loss) income	$(531,488)	$4,711,241
Net (loss) income margin	(0.8)%	8.7%
Depreciation and amortization	1,561,019	1,341,850
Interest expense, net	394,999	30,157
Income tax expense	29,000	32,545
EBITDA	1,453,530	6,115,793
EBITDA margin	2.2%	11.3%
Adjustments:
Stock-based compensation	3,748,135	2,009,412
Non-cash lease expense	491,168	108,904
Change in fair value of warrant liability	338,356	65,919
Loss from equity interests in unconsolidated affiliates	88,934	—
Acquisition costs	—	460,411
Adjusted EBITDA	$6,120,123	$8,760,439
Adjusted EBITDA Margin	9.4%	16.2%

Adjusted Net Income (Loss) Reconciliation
Net (loss) income	(531,488)	4,711,241
Income tax expense	29,000	32,545
Stock-based compensation	3,748,135	2,009,412
Non-cash lease expense	491,168	108,904
Change in fair value of warrant liability	338,356	65,919
Loss from equity interests in unconsolidated affiliates	88,934	—
Acquisition costs	—	460,411
Adjusted net income before adjusted tax expense	4,164,105	7,388,432
Adjusted income tax expense	1,082,667	738,843
Adjusted net income	$3,081,438	$6,649,589

Diluted weighted-average shares outstanding	53,342,837	52,624,951
Adjusted diluted earnings per share	$0.06	$0.13

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(5,725,866)	$(4,501,241)
Purchase of property and equipment	(13,173,073)	(1,492,540)
Purchase of license agreements	(187,500)	(375,000)
Free cash flow	$(19,086,439)	$(6,368,781)

Number of Subscriptions

We define subscriptions as orders resulting from direct-to-consumer (DTC) customers opting in to automatic refills or orders that are recurring on Thorne.com and on Amazon.com via our authorized reseller. Our subscription programs on both platforms offer automatic ordering, payment and delivery of our products to a customer’s doorstep.

Subscription Sales as a Percentage of Net Sales to DTC Customers

We define subscription sales as sales generated from retail subscription orders on Thorne.com and on Amazon.com via our authorized reseller within a given period. Subscription sales are taken as a percentage of net sales from all orders from customers purchasing product on Thorne.com and on Amazon.com via our authorized reseller (DTC Customers) in that same period. We view subscription sales as a percentage of net sales from DTC customers as a key indicator of our recurring sales and customer retention.

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

Growth in Subscriptions

We offer our customers the ability to opt in to recurring automatic refills on both our website and on Amazon.com via our authorized reseller. On both platforms, a customer can cancel or modify a subscription at any time at no cost to the customer. On our website, we allow customers to subscribe monthly, every 45 days, every two months, every three months, or every four months. For all these frequencies, we offer a 10% discount on retail refill orders when a customer is subscribed to 1 to 2 products, and a 20% discount when subscribed to 3 or more products, with an average discount of approximately 16.8%. On Amazon.com, the discount ranges from 5% to 10% to 15% depending on the product and the number of products to which a customer is subscribed, with an average discount of approximately 6.2%.

We view our growing subscription business on Thorne.com and on Amazon.com via our authorized reseller as a key driver of future sales growth. Our subscriptions grew from 265,157 as of March 31, 2022, to 402,526 as of March 31, 2023, representing 51.8% year-over-year growth. We expect subscription sales to continue to grow as we continue to invest in brand awareness, innovate new products and solutions, and market the convenience and savings of our nutritional supplements and tests.

Efficiency of Spending on Advertising and Marketing

We are disciplined in measuring and managing CAC and LTV of our customers. We are consistently looking for new ways to acquire customers more efficiently, grow revenue per customer, and retain our customers for longer periods of time. We employ a holistic, full funnel strategy that balances long term brand objectives with performance marketing goals using a mix of paid, owned, and earned media. We take a data-driven approach to managing our marketing campaigns, constantly optimizing and adjusting to improve performance.

We experience high retention, repeat purchases and low CAC, as seen by our 2023 and 2022 LTV to CAC ratios of 5.6x and 6.2x for the three months ended March 31, 2023 and 2022, respectively.

Ability to Engage and Retain Our Existing Customers

Our success is impacted not only by efficient and profitable customer acquisition, but also by our ability to retain customers and encourage repeat purchases. In 2022, 42.7% of our sales to DTC Customers were generated from new, first-time purchasers versus 57.3% from existing DTC Customers on Thorne.com. We deepen our relationships with our customers and drive retention by engaging them with digital health content and educational resources. We expect the growth in net sales each year to continue as we generate and grow sales from existing customers and from newly acquired customers.

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

Results of Operations

The following table summarizes our results of operations for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022
Net sales	$65,237,779	$54,029,700
Cost of sales	30,964,189	24,550,591
Gross profit	34,273,590	29,479,109
Gross margin	52.5%	54.6%
Operating expenses:
Research and development	1,772,089	1,967,666
Marketing	8,938,691	4,800,961
Selling, general and administrative	23,577,540	17,928,475
Income from operations	(14,730)	4,782,007
Other income (expense), net:
Interest expense, net	(394,999)	(30,157)
Change in fair value of warrant liability	(338,356)	(65,919)
Other income, net	334,531	57,855
Total other income (expense), net	(398,824)	(38,221)
(Loss) income before income taxes and loss from equity interests in unconsolidated affiliates	(413,554)	4,743,786
Income tax expense	29,000	32,545
Net (loss) income before loss from equity interests in unconsolidated affiliates	(442,554)	4,711,241
Loss from equity interests in unconsolidated affiliates	(88,934)	—
Net (loss) income	(531,488)	4,711,241
Net loss — non-controlling interests	(129,324)	(267,818)
Net (loss) income attributable to Thorne HealthTech, Inc.	$(402,164)	$4,979,059
Earnings per share:
Basic	$(0.01)	$0.09
Diluted	$(0.01)	$0.09
Weighted average common shares outstanding:
Basic	53,342,837	52,564,779
Diluted	53,342,837	52,624,951

Net sales

Net sales consist of sales of our products and services, net of discounts and customer returns. We enter into transactions and makes payments to certain of our customers related to advertising, some of which involve cooperative relationships with customers. When no distinct good or service is received in exchange for consideration, or if the fair value of the benefit cannot be reasonably estimated, the Company records its share of the costs for these transactions paid to customers as a reduction of the transaction price within net sales. The Company recorded $3.4 million and $2.2 million of cooperative advertising costs as a reduction of net sales for the three months ended March 31, 2023 and 2022, respectively.

Net sales for the three months ended March 31, 2023, increased by $11.2 million, or 20.7%, to $65.2 million, compared to $54.0 million during the three months ended March 31, 2022. The increase in net sales was primarily attributable to organic growth from progress executing our core growth strategies, resulting in sales growth within our DTC and Professional/B2B channels.

The DTC channel continued to be a significant growth catalyst through efficient new customer acquisition, including an increasing base of active subscriptions, strong customer satisfaction metrics and stable retention. Our DTC sales were $33.8 million for the three months ended March 31, 2023, compared to $24.0 million for the three months ended March 31, 2022, which represents an increase of $9.8 million, or 41.0% compared to the corresponding period in the prior year. We believe our steady pace of innovation with the launch of new premium offerings and customer engagement tools has increased our value proposition to customers.

Similarly, Professional/B2B channel sales benefited from heightened brand awareness and ongoing delivery of science-backed solutions that increase personalization and improve user experiences. Our B2B net sales were $31.4 million for the three months ended March 31, 2023, compared to $30.0 million for the three months ended March 31, 2022, which represents an increase of $1.4 million, or 4.6% compared to the corresponding period in the prior year. As heightened awareness of the benefits of a healthy lifestyle and the consumerization of healthcare on a global scale have significantly increased the size of our end markets, we believe successful execution of our core strategies will continue to drive significant increases in net sales above industry growth rates.

Cost of Sales and Gross Profit

The following table summarizes our cost of sales and gross profit for the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change	Percent Change
Net sales	$65,237,779	$54,029,700	$11,208,079	20.7%
Cost of Sales:
Other cost of sales	29,759,790	23,741,395	6,018,395	25.3%
Percent of net sales	45.6%	43.9%	170 bps	3.8%
Depreciation and amortization	701,486	717,885	(16,399)	-2.3%
Percent of net sales	1.1%	1.3%	-30 bps	-19.1%
Stock-based compensation	92,840	91,311	1,529	n.m.
Percent of net sales	0.1%	0.2%	0 bps	n.m.
Non-cash lease expense	410,073	—	410,073	100.0%
Percent of net sales	0.6%	0.0%	60 bps	100.0%
Cost of Sales	$30,964,189	$24,550,591	$6,413,598	26.1%
Percent of net sales	47.5%	45.4%	200 bps	4.5%
Gross profit	$34,273,590	$29,479,109	$4,794,481	16.3%
Percent of net sales	52.5%	54.6%	-200 bps	(3.7)%

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

Cost of sales for the three months ended March 31, 2023, increased by $6.4 million, or 26.1%, to $31.0 million, compared to $24.6 million during the three months ended March 31, 2022. The increase in cost of sales was due to the sell-through of higher cost of raw materials due to inflation along with the impact of product mix.

Gross profit for the three months ended March 31, 2023, increased by $4.8 million or 16.3%, to $34.3 million, compared to $29.5 million during the three months ended March 31, 2022. This increase was primarily due to the increase in net sales, partially offset by the increase in cost of sales and changing product mix. Gross profit as a percentage of net sales for the three months ended March 31, 2023, was 52.5%, a decrease of 400 bps, or a 4% change, compared to the corresponding period in the prior year.

Operating Expenses

The following table summarizes our operating expenses for periods indicated:

	Three Months Ended March 31,
	2023	2022	Change	Percent Change (1)
Net sales	$65,237,779	$54,029,700	$11,208,079	20.7%
Operating expenses:
Stock-based compensation	3,655,295	1,918,101	1,737,194	90.6%
Percent of net sales	5.6%	3.6%	210 bps	57.8%
Depreciation and amortization	859,533	623,965	235,568	37.8%
Percent of net sales	1.3%	1.2%	20 bps	14.1%
Non-cash lease expense	81,095	108,904	n.m.	n.m.
Percent of net sales	0.1%	0.2%	n.m.	n.m.
Other marketing	8,677,899	4,610,991	4,066,908	88.2%
Percent of net sales	13.3%	8.5%	480 bps	55.9%
Other research and development	1,505,780	1,729,987	$(224,207)	(13.0)%
Percent of net sales	2.3%	3.2%	-90 bps	(27.9)%
Other selling, general and administrative	19,219,302	14,240,301	4,979,001	35.0%
Percent of net sales	29.5%	26.4%	310 bps	11.8%
Total Operating expenses	$33,998,904	$23,232,249	$10,766,655	46.3%
Percent of net sales	52.1%	43.0%	910 bps	21.2%

(1) Not meaningful (n.m.) year-over-year comparison as there is no comparative in the corresponding period in the prior year.

Total operating expenses for the three months ended March 31, 2023 increased by $10.8 million, or 46.3%, to $34.0 million, compared to $23.2 million during the three months ended March 31, 2022.

Stock-based compensation expense for the three months ended March 31, 2023 was $0.3 million, $0.2 million, and $3.2 million recorded within marketing expenses; research and development expenses; and selling, general, and administrative expenses, respectively. Stock-based compensation expense for the three months ended March 31, 2022 was $0.2 million, $0.2 million, and $1.6 million recorded within marketing expenses; research and development expenses; and selling, general, and administrative expenses, respectively.

Depreciation and amortization expense for the three months ended March 31, 2023 was $0.1 million and $0.8 million recorded within research and development expenses and selling, general, and administrative expenses, respectively. Depreciation and amortization expense for the three months ended March 31, 2022 was $0.1 million and $0.6 million recorded within research and development expenses and selling, general, and administrative expenses, respectively.

Non-cash lease expense for the three months ended March 31, 2023 was $0.4 million and $1.6 million, respectively, recorded within selling, general, and administrative expenses.

Other selling, general and administrative expenses for the three months ended March 31, 2023, increased $5.0 million, or 35.0%, to $19.2 million, compared to $14.2 million in the three months ended March 31, 2022. The increase was primarily due to increased selling costs correlated with the increase in net sales and increased employee compensation costs.

Other research and development expense for the three months ended March 31, 2023 decreased by $0.2 million, or 13.0%, to $1.5 million, compared to $1.7 million during the three months ended March 31, 2022. The decrease was primarily driven by a decrease in costs associated with external consultants.

Other marketing expenses for the three months ended March 31, 2023 increased by $4.1 million or 88.2%, to $8.7 million, compared to $4.6 million during the three months ended March 31, 2022. At 13.3% of net sales for the three months ended March 31, 2023, the $4.1 million increase was in line with the Company’s planned marketing spend for 2023.

Interest Expense, Net

The following table summarizes our interest expense, net for the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change	Percent Change
Interest expense, net	$394,999	$30,157	$364,842	1209.8%
Percent of net sales	0.6%	0.1%	50 bps	984.8%

Interest expense, net for the three months ended March 31, 2023 increased by $0.4 million, or 1209.8%, to $0.4 million, compared to $30 thousand for the three months ended March 31, 2022. This increase was primarily due to interest incurred during the three months ended March 31, 2023 on the outstanding proceeds received under the 2022 Credit Agreement as of and during the three month period ended March 31, 2023. The Company received proceeds of $12 million from the 2022 Term loan during the three months ended December 31, 2022, of which the full $12 million remained outstanding as of March 31, 2023. Additionally, the Company received proceeds of $30 million during the three months ended March 31, 2023 from the Revolver, of which the Company made repayments of $15 million during the three months ended March 31, 2023. See note 10 included within our condensed consolidated financial statements for additional information and “Liquidity and Capital Resources” below.

Income tax expense

	Three Months Ended March 31,
	2023	2022	Change	Percent Change
Income tax expense	$29,000	$32,545	$(3,545)	(10.9)%
Percent of net sales	0.0%	0.1%	0 bps	(26.2)%

Our effective tax rate was (7.0%) for the three months ended March 31, 2023, compared to 0.7% for the three months ended March 31, 2022.

Liquidity and Capital Resources

Historically and through March 31, 2023, we have financed our operations and business development efforts primarily from product sales, public sales of equity securities, and the proceeds of secured borrowings.

Based on current conditions, we believe we have sufficient financial resources to fund our activities and execute our business plans. However, the cost of obtaining financing for our projects needs may increase significantly or such financing may be difficult to obtain.

As of March 31, 2023, we had access to: (i) $11.1 million in cash and cash equivalents; (ii) $20.6 million in cash in escrow restricted for use for our Summerville, South Carolina expansion project, (iii) $8.0 million of allowance to be received from the lessor upon commencement of the lease amendment for the New Expansion of our South Carolina manufacturing and distribution facility, and (iv) $25.1 million of available borrowing capacity under our Revolver, with an option to obtain an additional $15.0 million, subject to agreement by the lender.

As of March 31, 2023, $30.0 million in the aggregate was outstanding under credit arrangements with several banks. For a description of our credit arrangements, refer to Note 12 in the Notes to Consolidated Financial Statements.

Our capital expenditures primarily relate to our Summerville, South Carolina expansion which includes leasehold improvements and footprint expansion for our manufacturing and warehousing and distribution facilities. We have planned $55.0 million in total capital expenditures, of which $32.0 million has been incurred through the period ended March 31, 2023. We expect to invest approximately $23.0 million during the remainder of 2023 and early 2024.

Other capital expenditure needs in the ordinary course of business is planned to be $5.0 million, annually. Of this, $1.0 million has been spent during the three months ended March 31, 2023, with the balance of $4.0 million to be invested during the remainder of 2023.

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

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents and changes in our cash flows for the periods presented:

	March 31, 2023	December 31, 2022	Change
Cash and cash equivalents	$11,061,732	$36,024,847	$(24,963,115)
Restricted cash	20,599,989	4,900,000	15,699,989
Cash and restricted cash	$31,661,721	$40,924,847	$(9,263,126)

	Three Months Ended March 31,
	2023	2022	Change
Net cash used in operating activities	$(5,725,866)	$(4,501,241)	$(1,224,625)
Net cash used in investing activities	$(17,360,573)	$(17,729,827)	$369,254
Net cash provided by financing activities	$13,807,906	$2,598,872	$11,209,034

Operating Activities

Cash provided by operating activities consisted of net income, adjusted for non-cash items, including depreciation and amortization, change in fair value of warrant liability, non-cash lease expense, stock-based compensation and certain other non-cash items, as well as the effect of changes in working capital and other activities.

Net cash used in operating activities increased $1.2 million for the three months ended March 31, 2023, compared to the corresponding period in the prior year. The increase in cash used is primarily due to a net decrease in operating assets and liabilities of $11.9 million, offset by an increase in cash of $3.7 million related to stock based compensation and $1.6 million in depreciation and amortization. These changes in operating assets and liabilities are primarily driven by timing of collections and vendor payments, offset by a decrease in the purchases of inventory as compared to the previous three months ended March 31, 2022.

Investing Activities

Our primary investing activities consisted of purchases of property and equipment, mainly to increase our manufacturing and fulfillment capabilities to support our growth, as well as leasehold improvements. Use of cash for investing activities also includes payments for acquisitions and the purchase and use of certain license and research agreements.

Net cash used in investing activities decreased $0.4 million for the three months ended March 31, 2023, compared to the corresponding period in the prior year. The decrease is primarily driven by the acquisition of PreCon Health of $4.0 million during the three months ended March 31, 2023 as compared to the acquisition of Nutrativa for $14.9 million during the three months ended March 31, 2022. The decrease is primarily offset by purchases of property and equipment of $13.2 million during the three months ended March 31, 2023 as compared to $1.5 million during the three months ended March 31, 2022.

Financing Activities

Net cash provided by financing activities increased $11.2 million for the three months ended March 31, 2023, compared to the corresponding period in the prior year. This increase in cash provided is primarily related to proceeds of the Revolving Line of Credit of $30.0 million, offset by payments on the Revolving Line of Credit of $(15.0) million.

Contractual Obligations and Commitments

We have contractual obligations in the form of noncancelable leases, equipment loans which incur interest and commitments related to certain agreements. Future minimum payments due in the next 12 months under our leases and outstanding equipment loans are $5.8 million and $0.9 million, respectively. Thereafter, we have remaining obligations totaling $48.5 million and $1.6 million, respectively. As of March 31, 2023, we had unrestricted cash of $11.1 million and accounts receivable of $19.0 million.

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

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K filed on March 31, 2023, and, during the three months ended March 31, 2023, there were no material changes to those previously disclosed.

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

In the ordinary course of our business, we enter into commitments to purchase raw materials over a period of time, generally six months or less at contracted prices. As of March 31, 2023, these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. We do not utilize derivative contracts either to hedge existing risks or for speculative purposes.

Interest Rate Risk

We invest excess cash in variable income investments consisting of cash equivalents. The magnitude of the interest income generated by these cash equivalents is affected by market interest rates. We do not use marketable securities or derivative financial instruments in our investment portfolio.

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s outstanding balance under its credit agreement as of the three months ended March 31, 2023 is subject to a variable rate of interest, which fluctuates with changes in the lender’s reference rate (SOFR). An increase or decrease in interest rates by 25 bps would increase monthly interest expense by approximately $2,500 based on the Company’s outstanding balance as of March 31, 2023. The Company may use derivative financial instruments for trading purposes to protect trading performance from exchange rate fluctuations on material contracts, though there are no such instruments in place during the three months ended March 31, 2023 or the annual period ended December 31, 2022.

Currency Risk

As of March 31, 2023, we did not sell any product or services for payment in currency other than U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of disclosure controls and procedures is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under potential future conditions. Controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were not effective at a reasonable assurance level as of March 31, 2023 because of the material weaknesses in internal controls further discussed below. Notwithstanding the material weaknesses, our management, including our CEO and CFO, has concluded that our unaudited condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Under standards established by the Public Company Accounting Oversight Board (PCAOB), a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Specifically, our management determined that, as of March 31, 2023, we have material weaknesses in each of the following components of the “Internal Control—Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission:

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

As of the three months ended March 31, 2023, management has implemented significant changes to improve procedures relating to our internal control structure, including our ability to rely on system generated information. Specifically, management has:

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

The remediation measures described above and their impact on the Company’s internal control over financial reporting is ongoing. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We are focused on remediating these deficiencies during the current fiscal year 2023 and will strengthen our internal control over financial reporting to prevent a recurrence of the material weaknesses described above. However, we cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. As of March 31, 2023, the material weaknesses have not been remediated.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is aware of two third-party U.S. patents that have claims relating to compositions of nicotinamide riboside – an ingredient contained in several of the Company’s nutritional supplement products – issued to the Trustees of Dartmouth College and licensed to ChromaDex Corporation (Chromadex), of Los Angeles, California. On December 1, 2020, and February 1, 2021, the Company filed separate petitions for inter partes review against U.S. Patent No. 8,383,086 and U.S. Patent No. 8,197,807, respectively, at the U.S. Patent Trial and Appeal Board to seek to invalidate these two patents. On June 10, 2021, the Patent Trial and Appeal Board issued a decision granting institution of inter partes review against U.S. Patent No. 8,383,086. On May 31, 2022, the Patent Trial and Appeal Board issued a decision in which it invalidated the challenged claim in U.S. Patent No. 8,838,086. On August 2, 2022, the patent owner filed a “Patent Owner Notice of Appeal” with the U.S. Court of Appeals for the Federal Circuit. On December 29, 2022, the patent owner's appeal was dismissed. On August 12, 2021, the U.S. Patent Trial and Appeal Board issued a decision granting institution of inter partes review against U.S. Patent No. 8,197,807. On August 10, 2022, the Patent Trial and Appeal Board issued a decision in which it did not invalidate the challenged claims in U.S. Patent No. 8,197,807. The Company is appealing that decision. On May 12, 2021, the Trustees of Dartmouth College and ChromaDex filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging the Company’s infringement of U.S. Patent Nos. 8,383,086 and 8,197,807. The complaint seeks to enjoin the Company from selling its nutritional supplement products that contain nicotinamide riboside and further seeks monetary damages for alleged infringement of the patents. On August 20, 2021, the trial judge in the patent infringement litigation issued an Order to Stay the litigation during the pendency of the two inter partes review. The Order to Stay remains in effect. On September 21, 2021, in litigation the Company is not a party to, ChromaDex, Inc. v. Elysium Health, Inc., the U.S. District Court for the District of Delaware issued a summary judgment holding that U.S. Patent No. 8,197,807 is invalid. On February 13, 2023, the U.S. Court of Appeals for the Federal Circuit upheld the decision of the U.S. District Court for the District of Delaware that invalidated U.S. Patent No. 8,197,807. This federal appellate court ruling should bear conclusive weight on the Dartmouth/ChromaDex infringement complaint filed against the Company to which the Order to Stay had been placed on August 20, 2021; i.e., with the appellate court’s upholding of the trial court’s ruling on the invalidity of U.S. Patent No. 8,197,807 there is no ability to infringe on said patent.

For further information regarding Legal Proceedings please see “Risk Factors—Risks Relating to our Intellectual Property—Litigation or other proceedings or third-party claims of intellectual property infringement, misappropriation or other violations may require us to spend significant time and money and could in the future prevent us from selling our products or services or impact our stock price, any of which could have a material adverse effect,” previously described in our Annual Report on Form 10-K, filed on March 31, 2023.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report filed on March 31, 2023, which could materially affect our business, financial condition or future results. In addition to those risk factors and other information contained elsewhere in this Quarterly Report, you should consider the following risk factors before deciding whether to invest in our common stock.

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

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated September 27, 2021.	10-Q	11/10/21	3.1
3.2	Amended and Restated Bylaws of the Registrant, dated September 27, 2021.	10-Q	11/10/21	3.2
4.1	Fourth Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated July 5, 2018.	S-1/A	9/21/21	4.1
4.2	Fourth Amended and Restated Stockholders Agreement by and among the Registrant and certain of its stockholders, dated July 5, 2018.	S-1	7/16/21	4.2
4.3	Specimen common stock certificate of the Registrant.	S-1	7/16/21	4.3
4.4	Amended and Restated Common Stock Purchase Warrant issued to Kirin Holdings Company, Limited, dated as of July 15, 2020.	S-1/A	9/21/21	4.4
4.5	Amended and Restated Common Stock Purchase Warrant issued to Mitsui & Co., Ltd, dated as of July 15, 2020.	S-1/A	9/21/21	4.5
4.6	Amended and Restated Common Stock Purchase Warrant issued to Diversified Natural Products, Inc., dated as of May 10, 2011.	S-1/A	9/21/21	4.6
4.7	Amended and Restated Common Stock Purchase Warrant issued to ELUS Holdings Corporation, dated as of May 10, 2011.	S-1/A	9/21/21	4.7
4.8	Amendment to Warrant to Purchase Common Stock, between the Registrant and Diversified Natural Products, Inc., effective May 2, 2019.	S-1/A	9/21/21	4.8
4.9	Amendment to Warrant to Purchase Common Stock, between the Registrant and ELUS Holdings Corporation, effective May 2, 2019.	S-1/A	9/21/21	4.9
10.1	Stock Purchase Agreement dated January 31, 2023 between Thorne HealthTech, Inc., PreCon Acquisition LLC and Eigenlyfe LLC.	10-K	3/31/23	10.37
10.2	Second Amendment to Lease Agreement, dated November 17, 2022, between Thorne HealthTech, Inc., as tenant, and Victoria Logistics Assets LP, as landlord	10-K	3/31/23	10.38
10.3	Employment agreement for Saloni S. Varma, Chief Financial Officer, dated February 21, 2023				X
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101

The following financial information from Thorne HealthTech Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Thorne HealthTech, Inc.

By:	/s/ Paul F. Jacobson
Name:	Paul F. Jacobson
Chief Executive Officer

By:	/s/ Saloni S. Varma
Name:	Saloni S. Varma
Chief Financial Officer

Date: March 31, 2023