Form 10-Q
period 2023-06-30
Thorne Healthtech, Inc.
filed 2023-08-09
CIK 1844280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of August 9, 2023 was 53,920,020.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Thorne HealthTech, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$17,093,556	$36,024,847
Restricted cash	15,201,129	4,900,000
Accounts receivable, net	25,406,854	14,367,785
Related party receivables	159,528	68,731
Inventories, net	71,685,307	58,643,928
Prepaid expenses and other current assets	5,919,447	2,615,593
Total current assets	135,465,821	116,620,884

Long-term Assets
Property and equipment, net	65,324,802	49,176,844
Operating lease right-of-use assets, net	33,588,576	17,546,240
Finance lease right-of-use assets, net	2,734,096	3,143,592
Intangible assets, net	14,887,063	11,830,249
Goodwill	20,041,040	20,041,040
Investments	1,400,000	1,400,000
Equity-method investments	981,726	942,501
Other related party receivables	—	153,556
Deferred tax assets	6,942,187	7,782,187
Other assets	1,162,138	1,166,928
Total assets	$282,527,449	$229,804,021

Thorne HealthTech, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2023	2022
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities
Accounts payable	$40,556,301	$26,997,203
Accrued payroll	4,333,786	3,508,583
Other accrued liabilities	5,795,887	3,563,843
Related party payable	443,670	988,778
Current portion of operating lease liabilities	2,491,641	1,504,433
Current portion of finance lease liabilities	1,742,661	1,660,404
Notes payable	116,368	814,576
Current portion of long-term debt	764,766	523,510
Total current liabilities	56,245,080	39,561,330
Long-term Liabilities
Revolving line of credit	10,000,000	—
Operating lease liabilities, net of current portion	44,372,844	28,430,474
Finance lease liabilities, net of current portion	1,125,607	1,455,011
Long-term debt, net of current portion	14,111,906	12,646,049
Warrant liability	1,416,909	1,059,343
Total liabilities	127,272,346	83,152,207

Commitments and Contingencies (Note 18)

Stockholders’ Equity
Common stock; par value $0.01, 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 53,920,020 and 53,289,685 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	543,714	534,875
Treasury stock	(21,950)	(9,678)
Additional paid-in capital	265,697,111	260,978,339
Accumulated deficit	(112,296,636)	(116,483,976)
Accumulated other comprehensive loss	(85,385)	(29,136)
Total stockholders’ equity —Thorne HealthTech, Inc.	153,836,854	144,990,424
Non-controlling interests	1,418,249	1,661,390
Total stockholders’ equity	155,255,103	146,651,814
Total liabilities and stockholders’ equity	$282,527,449	$229,804,021

See accompanying notes to condensed consolidated financial statements.

Thorne HealthTech, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$72,714,600	$54,640,936	$137,952,379	$108,670,636
Cost of sales	32,077,213	24,704,294	63,041,402	49,254,885
Gross profit	40,637,387	29,936,642	74,910,977	59,415,751
Operating expenses:
Research and development	1,506,149	1,743,812	3,278,238	3,711,478
Marketing	10,037,781	15,841,490	18,976,472	20,642,450
Selling, general and administrative	22,470,851	18,504,691	46,048,391	36,433,167
Income (loss) from operations	6,622,606	(6,153,351)	6,607,876	(1,371,344)
Other (expense) income, net:
Interest expense, net	(583,145)	(31,514)	(978,144)	(61,671)
Change in fair value of warrant liability	(19,210)	594,899	(357,566)	528,980
Other income (expense), net	236,787	(13,761)	571,318	44,094
Total other (expense) income, net	(365,568)	549,624	(764,392)	511,403
Income (loss) before income taxes and gain from equity interests in unconsolidated affiliates	6,257,038	(5,603,727)	5,843,484	(859,941)
Income tax expense	2,124,000	174,553	2,153,000	207,098
Net income (loss) before gain from equity interests in unconsolidated affiliates	4,133,038	(5,778,280)	3,690,484	(1,067,039)
Gain from equity interests in unconsolidated affiliates	198,964	11,037	110,030	11,037
Net income (loss)	4,332,002	(5,767,243)	3,800,514	(1,056,002)
Net loss — non-controlling interests	(113,817)	(176,538)	(243,141)	(444,356)
Net income (loss) attributable to Thorne HealthTech, Inc.	$4,445,819	$(5,590,705)	$4,043,655	$(611,646)

Earnings (loss) per share:
Basic	$0.08	$(0.11)	$0.08	$(0.01)
Diluted	$0.08	$(0.11)	$0.08	$(0.01)
Weighted average common shares outstanding:
Basic	53,866,857	52,731,604	53,606,294	52,648,653
Diluted	53,866,857	52,731,604	53,606,294	52,648,653

See accompanying notes to condensed consolidated financial statements.

Thorne HealthTech, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$4,332,002	$(5,767,243)	$3,800,514	$(1,056,002)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(71,656)	(120,655)	(56,249)	(186,200)
Total other comprehensive loss	(71,656)	(120,655)	(56,249)	(186,200)

Comprehensive income (loss)	4,260,346	(5,887,898)	3,744,265	(1,242,202)
Comprehensive loss attributable to non-controlling interests	(113,817)	(176,538)	(243,141)	(444,356)
Comprehensive income (loss) attributable to Thorne HealthTech, Inc.	$4,374,163	$(5,711,360)	$3,987,406	$(797,846)

See accompanying notes to condensed consolidated financial statements.

Thorne HealthTech, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Equity Attributable to Thorne HealthTech, Inc.
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders’ Equity
Three Months Ended June 30, 2023:
Balance at April 1, 2023	53,825,974	$538,259	(283,646)	$(13,711)	$263,645,147	$(116,742,455)	$(13,729)	$1,532,066	$148,945,577
Net income (loss)	—	—	—	—	—	4,445,819	—	(113,817)	4,332,002
Other comprehensive loss:
Currency translation adjustment	—	—	—	—	—	—	(71,656)	—	(71,656)
Other comprehensive loss	—	—	—	—	—	—	(71,656)	—	(71,656)
Exercise of stock options	—	—	—	—	—	—	—	—	—
Vesting of Restricted Stock Units	545,498	5,455	—	—	(5,455)	—	—	—	—
Shares repurchased for tax withholdings on vesting of Restricted Stock Units	—	—	(167,806)	(8,239)	(815,667)	—	—	—	(823,906)
Stock-based compensation	—	—	—	—	2,873,086	—	—	—	2,873,086
Balance at June 30, 2023	54,371,472	$543,714	(451,452)	$(21,950)	$265,697,111	$(112,296,636)	$(85,385)	$1,418,249	$155,255,103

	Equity Attributable to Thorne HealthTech, Inc.
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders’ Equity
Three Months Ended June 30, 2022:
Balance at April 1, 2022	$52,728,814	$527,288	—	$—	$252,395,590	$(127,178,957)	$(65,545)	$2,134,955	$127,813,331
Net loss	—	—	—	—	—	(5,590,705)	—	(176,538)	(5,767,243)
Other comprehensive loss
Currency transaction adjustment	—	—	—	—	—	—	(120,655)	—	(120,655)
Other comprehensive loss	—	—	—	—	—	—	(120,655)	—	(120,655)
Exercise of stock options	4,455	45	—	—	19,958	—	—	—	20,003
Stock-based compensation	—	—	—	—	3,141,836	—	—	—	3,141,836
Balance at June 30, 2022	52,733,269	$527,333	—	$-	$255,557,384	$(132,769,662)	$(186,200)	$1,958,417	$125,087,272

See accompanying notes to condensed consolidated financial statements.

Thorne HealthTech, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Equity Attributable to Thorne HealthTech, Inc.
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders’ Equity
Six months ended June 30, 2023
Balance at January 1, 2023	53,487,517	$534,875	(197,832)	$(9,678)	$260,978,339	$(116,483,976)	$(29,136)	$1,661,390	$146,651,814
Net income (loss)	—	—	—	—	—	4,043,655	—	(243,141)	3,800,514
Other comprehensive loss:
Currency translation adjustment	—	—	—	—	—	—	(56,249)	—	(56,249)
Other comprehensive loss	—	—	—	—	—	—	(56,249)	—	(56,249)
Exercise of stock options	119,517	1,195	—	—	160,153	—	—	—	161,348
Vesting of Restricted Stock Units	764,438	7,644	—	—	(7,644)	—	—	—	—
Shares repurchased for tax withholdings on vesting of Restricted Stock Units	—	—	(253,620)	(12,272)	(1,214,958)	—	—	—	(1,227,230)
Stock-based compensation	—	—	—	—	6,621,221	—	—	—	6,621,221
Cumulative effect of change in accounting principle	—	—	—	—	—	143,685	—	—	143,685
Deferred tax liabilities assumed through acquisition of PreCon Health, Inc.	—	—	—	—	(840,000)	—	—	—	(840,000)
Balance at June 30, 2023	54,371,472	$543,714	(451,452)	$(21,950)	$265,697,111	$(112,296,636)	$(85,385)	$1,418,249	$155,255,103

	Equity Attributable to Thorne HealthTech, Inc.
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders’ Equity
Six months ended June 30, 2022
Balance at January 1, 2022	52,554,214	$525,542	—	$—	$250,163,984	$(132,158,016)	$—	$(199,033)	$118,332,477
Net income (loss)	—	—	—	—	—	(611,646)	—	(444,356)	(1,056,002)
Other comprehensive loss:
Currency translation adjustment	—	—	—	—	—	—	(186,200)	—	(186,200)
Other comprehensive loss	—	—	—	—	—	—	(186,200)	—	(186,200)
Exercise of stock options	179,055	1,791	—	—	242,152	—	—	—	243,943
Stock-based compensation	—	—	—	—	5,151,248	—	—	—	5,151,248
Issuance of ownership interest in consolidated subsidiary	—	—	—	—	—	—	—	2,601,806	2,601,806
Balance at June 30, 2022	52,733,269	$527,333	—	$—	$255,557,384	$(132,769,662)	$(186,200)	$1,958,417	$125,087,272
See accompanying notes to condensed consolidated financial statements.

Thorne HealthTech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$3,800,514	$(1,056,002)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,250,840	2,865,599
Change in fair value of warrant liability	357,566	(528,980)
Non-cash lease expense	1,719,871	1,852,780
Stock-based compensation	6,621,221	5,151,248
Amortization of debt issuance cost and debt discount	86,362	1,285
Change in allowance for credit losses	5,415	(6,363)
Provision for losses on inventories	266,677	(157,682)
Loss on sale of equipment	27,233	—
Gain from equity interests in unconsolidated affiliates	(110,029)	(11,037)
Write off of related party receivable	154,696	—
Other non-cash	—	(38,628)
Change in operating assets and liabilities
Accounts receivable	(10,900,799)	(5,007,492)
Related party receivables	(91,937)	182,605
Related party payables	(545,108)	(759,905)
Inventories	(13,237,252)	(19,321,200)
Prepaid expenses and other assets	(3,385,426)	1,515,266
Accounts payable and accrued liabilities	19,052,192	9,923,479
Accrued payroll	825,203	—
Other accrued liabilities	1,164,694	—
Operating lease liabilities	224,052	(1,612,862)
Net cash provided by (used in) operating activities	9,285,985	(7,007,889)
Cash Flows from Investing Activities
Purchase of property and equipment	(21,048,631)	(2,226,073)
Acquisition of PreCon Health	(4,000,000)	—
Acquisition of Nutrativa, net of cash acquired	—	(14,862,287)
Purchase of investment in unconsolidated subsidiary	—	(1,000,000)
Purchase of license agreements	(375,000)	(375,000)
Net cash used in investing activities	(25,423,631)	(18,463,360)
Cash Flows from Financing Activities
Proceeds from Revolving Line of Credit	35,000,000	—
Proceeds from long-term debt - equipment financing	564,828	—
Payments on Revolving Line of Credit	(25,000,000)	—
Payment of long-term debt - equipment financing	(342,673)	(243,475)
Payments of notes payable	(698,208)	—
Payments on finance lease	(894,332)	(209,514)
Buyback of management stock	(1,227,230)	—
Debt issuance costs	—	(25,700)
Proceeds from issuance of ownership interest in consolidated subsidiary	—	2,601,806
Stock options exercised	161,348	243,943
Net cash provided by financing activities	7,563,733	2,367,060

Effect of exchange rate changes on cash and restricted cash	(56,249)	(186,200)
Net decrease in cash and restricted cash	(8,630,162)	(23,290,389)
Cash, cash equivalents and restricted cash, beginning of period	40,924,847	56,000,915
Cash, cash equivalents and restricted cash, end of period	$32,294,685	$32,710,526

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period:
Interest	$680,435	$77,209
Income taxes, net of refunds	$1,015,060	$573,372
Noncash Investing and Financing Activities:
Equipment acquired through finance lease obligations	$686,725	$52,838
Equipment acquired through debt obligations	$1,484,958	—
Additions to property and equipment, net included in accounts payable and other accrued liabilities	$1,067,350	—
Right-of-use assets obtained in exchange for lease liabilities	$16,724,580	—
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

The Company is a science-driven wellness company, pioneering innovative solutions and personalized approaches to health and wellness to deliver better health outcomes through a proactive, empowered approach. Its unique, vertically integrated capabilities, provide actionable insights and personalized data, products and services that help individuals take a proactive approach to improve and maintain their health over their lifetime. By combining its proprietary multi-omics database, artificial intelligence (AI) and digital health content with its science-backed nutritional supplements, the Company delivers a total system for health and wellness.

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

Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income and the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of June 30, 2023 and the results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and six months ended June 30, 2023 and 2022, are also unaudited. The condensed consolidated results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of results to be expected for the year ending December 31, 2023, nor for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022, included herein was derived from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed on March 31, 2023.

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

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Correction of an Immaterial Error

During the fourth quarter of 2022, we reclassified certain amounts in the consolidated statements of operations as a result of certain immaterial classification errors related to prior interim periods. For the three months ended June 30, 2022, this reflected a decrease of $1.4 million to net sales, a decrease of $1.4 million to marketing expenses, and a net decrease of $0 to selling, general and administrative expenses. For the six months ended June 30, 2022, this reflected a decrease of $2.1 million to net sales, a decrease of $2.4 million to marketing expenses, and a net increase of $0.3 million to selling, general and administrative expenses. There was no impact of the immaterial classification errors on net income.

Accounts Receivable

Accounts receivable consist of balances due from customers and are reported net of the allowance for credit losses, which represents their estimated net realizable value. These receivables are generally trade receivables due in one year or less or expected to be billed and collected in one year or less. We estimate expected credit losses on our trade receivables in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses. We adopted this accounting standard in January 2023 using the modified retrospective approach, which resulted in a cumulative-effect adjustment of an increase to Retained Earnings in the amount of $144 thousand.

We measure the allowance for credit losses on trade receivables on a collective (pool) basis when similar risk characteristics exist. The estimate for the allowance for credit losses is based on a historical loss rate for each pool. Management considers qualitative factors such as changes in economic factors, regulatory matters, and industry trends to determine if the allowance should be further adjusted. The allowance for credit losses was $104 thousand and $248 thousand as of June 30, 2023 and December 31, 2022, respectively.

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

	June 30,	December 31,
	2023	2022
Pattern, Inc.	39.3%	23.7%
iHerb, Inc.	*	29.6%

* Represents less than 10%

Sales - Major customers who accounted for more than 10% of the Company’s total net sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pattern Inc.	29.1%	33.2%	30.3%	30.9%

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

The carrying amounts of certain financial instruments, which include cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate their fair values as of June 30, 2023 and December 31, 2022 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled. The carrying amount of our long term debt approximates fair value, as the applicable interest rates are reflective of current market rates.

Revenue Recognition

The Company accounts for revenues under ASC 606, “Revenue from Contracts with Customers” using the following steps:

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

On the Company website, the Company offers its customers the ability to opt in to recurring automatic refills. Revenue is recognized under this subscription program when product is shipped to the consumer. No funds are collected at the time a consumer signs up for a subscription and the customer can cancel or modify a subscription at any time at no cost to the customer. Customers are allowed to subscribe at a frequency of monthly, every 45 days, every 2 months, every 3 months, or every 4 months. For all frequencies, a 10% discount is offered on retail refill orders when a customer is subscribed to 1 to 2 products and a 20% discount when subscribed to 3 or more products. The discount ranges from 5% to 10% to 15% depending on the number of products to which a customer is subscribed. The Company records revenues, net of estimated discounts.

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

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company has elected to exclude sales and use taxes for non-exempt customers from the transaction price and, therefore, sales and use taxes are excluded from revenue.

The aggregate amount of the transaction price allocated to unsatisfied performance obligations as of June 30, 2023 and December 31, 2022, was $1.2 million, which the Company expects to recognize within the following twelve-month period based on when the performance obligation is complete. These amounts are included within other accrued liabilities within the condensed consolidated balance sheets.

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

For the sale of goods with a right of return, the Company only recognizes revenue for the consideration it expects to be entitled to (considering the products to be returned) and records a sales return accrual within other accrued liabilities for the amount it expects to credit back to its customers. Given that most product returns cannot be resold to another customer, the Company does not recognize an asset in inventory, or a corresponding adjustment to cost of sales, for the right to recover goods from customers associated with the estimated returns.

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

Returns are handled on a case-by-case basis, but generally returns are accepted when the customer is unsatisfied with the product. The Company has accrued an estimate for returns related to a future period. Sales returns accrued as of June 30, 2023 and December 31, 2022, were $165 thousand and $146 thousand respectively, and reduced net sales. This amount is included within the other accrued liabilities in the condensed consolidated balance sheet.

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

The Company enters into transactions and makes payments to certain of its customers related to advertising, some of which involve cooperative relationships with customers. These activities may be arranged either with unrelated third parties or in conjunction with the customer. To the extent that the Company receives a distinct good or service in exchange for consideration and the fair value of the benefit can be reasonably estimated, the Company’s share of the costs of these transactions (regardless of to whom they were paid) are reflected as marketing expenses in the condensed consolidated statements of operations. When no distinct good or service is received in exchange for consideration, or if the fair value of the benefit cannot be reasonably estimated, the Company records its share of the costs for these transactions paid to customers as a reduction of the transaction price within net sales in the condensed consolidated statements of operations. The Company recorded $3.7 million and $3.2 million of cooperative advertising costs as a reduction of net sales for the three months ended June 30, 2023 and 2022, respectively. The Company recorded $7.1 million and $5.4 million of cooperative advertising costs as a reduction of net sales for the six months ended June 30, 2023 and 2022, respectively.

For certain sales, the Company incurs incremental costs of obtaining the contract in the form of sales commissions. The sales commissions incurred are short-term (less than 12 months in duration) and directly correlated to the sales generated, and therefore are expensed as incurred.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following tables present disaggregated revenues by geography, as determined by the country products were shipped to:

	Three Months Ended June 30,
	2023		2022
	Amount	Percentage of Total	Amount	Percentage of Total	Percentage Growth
Domestic	$65,397,281	89.9%	$51,115,758	93.5%	27.9%
Foreign	7,317,319	10.1%	3,525,178	6.5%	107.6%
Net sales	$72,714,600	100.0%	$54,640,936	100.0%	33.1%

	Six Months Ended June 30,
	2023		2022
	Amount	Percentage of Total	Amount	Percentage of Total	Percentage Growth
Domestic	$124,658,289	90.4%	$102,993,609	94.8%	21.0%
Foreign	13,294,090	9.6%	5,677,027	5.2%	134.2%
Net sales	$137,952,379	100.0%	$108,670,636	100.0%	26.9%

The following tables present disaggregated revenues based on sales channel:

	Three Months Ended June 30,
	2023		2022
	Amount	Percentage of Total	Amount	Percentage of Total	Percentage Growth
DTC Sales	$36,799,546	50.6%	$26,425,041	48.4%	39.3%
Professional/B2B	35,915,054	49.4%	28,215,895	51.6%	27.3%
Net sales	$72,714,600	100.0%	$54,640,936	100.0%	33.1%

	Six Months Ended June 30,
	2023		2022
	Amount	Percentage of Total	Amount	Percentage of Total	Percentage Growth
DTC Sales	$70,616,767	51.2%	$50,415,842	46.4%	40.1%
Professional/B2B	67,335,612	48.8%	58,254,794	53.6%	15.6%
Net sales	$137,952,379	100.0%	$108,670,636	100.0%	26.9%

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

ASU 2021-08, Business Combinations – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. In October 2021, the FASB issued guidance intended to improve the accounting for acquired revenue contracts with customer in a business combination by addressing diversity in practice. The guidance requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606 as if they had originated the contracts, as opposed to fair value on the date of acquisition. The standard will be effective for business combinations occurring after January 1, 2023. The Company adopted this ASU in the first quarter of 2023 and the adoption of this ASU did not have a material impact on its condensed consolidated financial statements and related disclosures.

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

No other new accounting pronouncement issued or effective during the fiscal year 2023 had, or is expected to have, a material impact on our condensed consolidated financial statements.

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

On January 1, 2023, the Company entered into a services agreement (2023 Services Agreement) with Kirin and Mitsui as a replacement agreement for the Feasibility Agreement entered into on March 19, 2019. The term of the agreement is for ten years ending on December 31, 2032. Pursuant to the 2023 Services Agreement, the Company agreed to provide DNA analysis and extraction services for certain samples to be provided by Kirin, at Kirin’s discretion, for a fixed fee of $150 per sample. The 2023 Services Agreement further provides Kirin with a ten-year exclusivity right (Exclusivity Right), whereby the Company shall not provide any similar services for any third party’s products and services sold in Japan without prior written consent. Lastly, the 2023 Services Agreement also provides Kirin with the right to use the Company’s name or trademark for its business in Japan based on and related to the results of services provided by the Company (Kirin’s Rights). During the three and six months ended June 30, 2023, the Company recorded analysis services provided under the agreement of $5 thousand and $9 thousand, respectively. As of June 30, 2023, the Company had a receivable outstanding of $5 thousand related to this research services agreement.

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

Kirin Juntendo Agreement

On October 16, 2020, Onegevity entered into a service agreement (Juntendo Agreement) with Juntendo University and Kirin. Pursuant to the Juntendo Agreement, the Company agreed to provide DNA analysis services for up to 600 samples and in return may receive up to $129 thousand. During the three months ended June 30, 2023 and 2022 the Company had $0 and $16 thousand of revenue for analysis service provided under the agreement. During the six months ended June 30, 2023 and 2022, the Company had $0 and $16 thousand of revenue for analysis service provided under the agreement. As of June 30, 2023 and December 31, 2022, the Company had no receivables outstanding from Juntendo University and Kirin, related to the service agreement.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Kirin Client Research Services Agreement

On November 1, 2021, the Company entered into a feasibility review agreement with Kirin to provide research services. During the three and six months ended June 30, 2023, the Company recognized no revenue related to these research services. For the three and six months ended June 30, 2022, the Company recognized revenue of $26 thousand related to these research services. As of June 30, 2023 and December 31, 2022, the Company had no related party receivable related to these research services.

On December 21, 2022, the Company entered into a client research services agreement with Kirin to provide certain research services. During the three and six months ended June 30, 2023, the Company recognized $0 and $30 thousand related to these research services, respectively. During the three and six months ended June 30, 2022, the Company recognized $0 related to these research services. As of June 30, 2023 and December 31, 2022, the Company had recorded deferred revenue of $0 and $60 thousand, respectively, related to this research services agreement, which has been included in other accrued liabilities within the condensed consolidated balance sheets. As of June 30, 2023, the Company had no related party receivable outstanding from Kirin related to this research services agreement. As of December 31, 2022, the Company had recorded a related party receivable of $60 thousand outstanding from Kirin related to this research services agreement.

Kirin HIaaS Software License Agreement

On November 21, 2022, the Company entered into a software license agreement with Kirin to develop and license software to Kirin in exchange for $25 thousand in total consideration. During the three and six months ended June 30, 2023, the Company recognized $0 and $25 thousand, respectively, related to provision of the software license under this agreement. During the three and six months ended June 30, 2022, the Company did not recognize any amount related to the provision of the software license under this agreement. As of June 30, 2023, the Company recorded no deferred revenue related to this agreement. As of December 31, 2022, the Company recorded deferred revenue of $13 thousand related to this agreement, which has been included in other accrued liabilities within the condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the Company had no related party receivable outstanding from Kirin related to this research services agreement.

Kirin and Kyowa Hakko Bio Co., Ltd. Research Agreements

The Company provides certain research services under several research contracts with Kirin and Kyowa Hakko Bio Co., Ltd., a subsidiary of Kirin. During the three and six months ended June 30, 2023, the Company recognized $0 in revenue related to these research services. During the three and six months ended June 30, 2022, the Company recognized $0.1 million in revenue related to these research services. As of June 30, 2023 and December 31, 2022, there was no receivable outstanding from Kirin related to the research agreements.

Other Related Party Transactions with Kirin and Kyowa Hakko Bio Co., Ltd.

The Company purchases certain raw materials from Kyowa Hakko Bio Co., Ltd., a subsidiary of Kirin. During the three and six months ended June 30, 2023, the Company purchased $0 and $39 thousand of inventory from Kyowa Hakko Bio Co., Ltd. During the three and six months ended June 30, 2022, the Company did not purchase any inventory from Kyowa Hakko Bio Co., Ltd. As of June 30, 2023, the Company did not have a balance for the related party payable. As of December 31, 2022, the Company had a related party payable of $40 thousand.

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

On May 16, 2023, the Company terminated the Kirin Secondment Agreement effective as of May 16, 2023. In connection with the termination, Kirin shall pay $15 thousand to the Company and waived the right to collect any unpaid employment related expenses incurred from the period January 1, 2023 through April 30, 2023. During the three and six months ended June 30, 2023, the Company recorded $21 thousand and $0 employment-related expenses, respectively. During the three and six months ended June 30, 2023, the Company recorded $15 thousand of other income related to the termination of the Kirin Secondment Agreement. As of June 30, 2023, the Company had recorded a related party receivable of $15 thousand.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the three and six months ended June 30, 2022, the Company recorded employment-related expenses of $21 thousand and $42 thousand, respectively, related to the Kirin Secondment Agreement. As of December 31, 2022, the Company had an associated related party payable to Kirin of $21 thousand related to the secondment reimbursement.

During the three months ended June 30, 2023 and 2022, the Company recorded employment-related expenses of $30 thousand and $30 thousand, respectively, related to the Mitsui Secondment Agreement. During the six months ended June 30, 2023 and 2022, the Company recorded employment-related expenses of $60 thousand and $60 thousand, respectively, related to the Mitsui Secondment Agreement. As of June 30, 2023 and December 31, 2022, the Company had an associated related party payable to Mitsui of $30 thousand and $30 thousand, respectively, related to the secondment reimbursement.

Other Related Party Transactions

Registration Rights Agreement

The Company is party to a registration rights agreement, as amended, with certain holders of the Company's capital stock. Under the Company’s registration rights agreement, certain holders of our capital stock, have the right to demand that we file a registration statement or request that their shares of our capital stock be covered by a registration statement that the Company is otherwise filing. during the three months ended June 30, 2023 and 2022, the Company had incurred no costs associated with a registration or offering of shares of the Company’s common stock.

Supply Agreement with NR Therapeutics, LLC

The Company is a party to an exclusive supply agreement dated June 5, 2020 with NR Therapeutics, LLC (NR Therapeutics) pursuant to which the Company purchases inventory of nicotinamide riboside (NR). Paul Jacobson, the Company’s Chief Executive Officer, is a member of NR Therapeutics board of directors, and the Company holds a 49% interest in NR Therapeutics. During the three months ended June 30, 2023 and 2022, the Company purchased inventory from NR Therapeutics totaling $0.4 million and $1.5 million. During the six months ended June 30, 2023 and 2022, the Company purchased inventory from NR Therapeutics totaling $1.6 million and $1.8 million, respectively. As of June 30, 2023 and December 31, 2022, the Company had a related party payable of $400 thousand and $175 thousand, respectively.

Letter Agreement with Tecton Group, LLC

The Company is a party to a letter agreement between the Company, Tecton Group, LLC (Tecton), Kirin and Mitsui (Tecton Letter Agreement) providing the Company with, among other things, a right of first offer to commercialize any Tecton product or service. The Tecton Letter Agreement also provides Kirin and Mitsui, with a right of first negotiation for any commercialization of Tecton products or services in Japan. During the six months ended June 30, 2023 and 2022, the Company paid no fees on behalf of Tecton. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding to the Company from Tecton.

Investment in Oova, Inc.

The Company maintains an investment in Oova, Inc. (Oova). during the three and six months ended June 30, 2023, the Company recognized $10 thousand and $18 thousand, respectively, of revenue related to contractual fulfillment services that the Company provides to Oova. During the three and six months ended June 30, 2022, the Company recognized $24 thousand and $27 thousand, respectively, of revenue related to contractual fulfillment services that the Company provides to Oova. As of June 30, 2023 and December 31, 2022, the Company had a related party receivable with Oova of $4 thousand and $5 thousand, respectively. See Note 9 for additional information related to the investment in Oova.

License and Purchase Agreement with ThorneVet Companion Animal Products, LLC

On October 1, 2010, the Company entered into a memorandum of understanding (MOU) with the Veterinary Institute of Integrative Medicine (VIIM) (”2010 MOU”). Pursuant to the MOU, the Company is obligated to repay VIIM the amount of $2.98 million for previous royalties earned by VIIM on sales of Thorne veterinary products (the Royalties). The amount of $2.98 million is due to be paid to VIIM in the form of monthly 3.0% royalty payments on gross sales of Thorne products to veterinarians.

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

As consideration for the license and right to purchase the Licensed Assets, ThorneVet assumed the liability to continue making the monthly 3.0% royalty payments to VIIM, although the Company continues to remain liable to VIIM for the remaining balance of the Royalties due if ThorneVet were to fail to perform their obligations under the MOU. In consideration for the license granted, ThorneVet will pay to the Company a monthly royalty fee of 5.0% of net sales of the Licensed Assets sold by or on behalf of ThorneVet. As further consideration, ThorneVet will pay to the Company a commission of 20% of the net sales of the Licensed Assets to retail accounts introduced by the Company that are not established as of the Effective Date. Pursuant to the License and Purchase Agreement, ThorneVet may purchase finished goods inventory labeled as Animal Health Products (Purchased Products) as of the Effective Date for a purchase price of the fully allocated cost of such Purchased Products plus 5.0% margin.

On April 14, 2023, the Company executed two separate agreements: (i) an agreement by and between the Company, VIIM and ThorneVet (”2023 VIIM MOU”) pursuant to which VIIM released Thorne from the remaining financial obligation of $2.26 million owed by Thorne to VIIM pursuant to the 2010 MOU and pursuant to which ThorneVet assumed the $2.26 million liability and (ii) an agreement with ThorneVet (”2023 ThorneVet MOU”) to finalize the sale to ThorneVet of the IP previously licensed under the December 2, 2019, License and Purchase Agreement in exchange for the Company’s release and ThorneVet’s assumption of the remaining contingent liability to VIIM as provided within the 2023 VIIM MOU.

Following the execution of the 2023 VIIM MOU and the 2023 ThorneVet MOU, and as of June 30, 2023, the Company’s remaining contingent liability for amounts due to VIIM by ThorneVet was $0. As of December 31, 2022, the remaining contingent obligation for amounts due to VIIM by ThorneVet was $2.26 million. During the three months ended June 30, 2023 and 2022, the Company recognized $0 and $7.4 thousand of other income for royalties and commissions earned on net sales of Licensed Assets generated by ThorneVet. During the six months ended June 30, 2023 and 2022, the Company recognized $3.2 thousand and $15 thousand of other income for royalties and commissions earned on net sales of Licensed Assets generated by ThorneVet.

During the three months ended June 30, 2023 and 2022 the Company recognized $33.1 thousand and $30.7 thousand, respectively, of net sales of Purchased Products purchased by ThorneVet for resale to end customers. During the six months ended June 30, 2023 and 2022, the Company recognized $57 thousand and $59.2 thousand, respectively, of net sales of Purchased Products purchased by ThorneVet for resale to end customers. As of June 30, 2023 and December 31, 2022, there was $24.4 thousand and $29.7 thousand, respectively, outstanding to the Company from ThorneVet pertaining to sales of Purchased Products.

Other Related Party Transactions.

On March 15, 2022, the Company entered into a loan agreement with an employee, and established a related party receivable in the amount of $150 thousand. As of December 31, 2022, the Company has recorded $154 thousand, inclusive of $4 thousand of interest receivable, within other related party receivables associated with the loan agreement. In connection with the employee’s termination during the six months ended June 30, 2023, the Company forgave the total amount receivable of $155 thousand, inclusive of $5 thousand of interest receivable, associated with the loan agreement, which is recorded within other income, net within the condensed consolidated statement of operations.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

We have accounted for the acquisition of Nutrativa under the acquisition method of accounting in accordance with ASC 805, “Business Combinations”. The acquisition price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess recorded as goodwill (non-deductible for tax purposes). The goodwill recognized is attributable primarily to expected synergies to be realized by Nutrativa in leveraging the Company's existing manufacturing, distribution, research and development and marketing capabilities to efficiently scale the Nutrativa products and business. Estimates of fair value included in the condensed consolidated financial statements represent management’s best estimates and valuations. During the measurement period in 2022, the Company updated certain fair value measurement assumptions related to the acquired developed technology intangible asset which resulted in the reclassification of $3.5 million from intangible assets, net to goodwill. During the three and six months ended June 30, 2023 and 2022, the Company recorded no measurement period adjustments.

The Company did not incur any transaction costs during the three and six months ended June 30, 2023. Total transaction costs incurred by the Company during the three and six months ended June 30, 2022 was $0.1 million and $0.5 million, respectively. These transaction costs were expensed as incurred and are included as a component of selling, general and administrative expense within the condensed consolidated statements of operations.

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

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The acquisition has been accounted for as an asset acquisition in accordance with FASB ASC 805-50, “Business Combinations - Related Issues”, because substantially all of the fair value of the assets acquired is concentrated in a single asset, the technology-related intangible assets for the Products, and are considered a single asset as they are inextricably linked. As an asset acquisition, the cost to acquire the group of assets, including transaction costs, is allocated to the individual assets acquired or liabilities assumed based on their relative fair values. The Company has not yet finalized the relative fair values or the amortization period of the identifiable assets from the acquisition. As of June 30, 2023, the Company has recorded $4.0 million of existing technology/reformulations intangible assets within intangible assets, net in the condensed consolidated balance sheets. The Company did not pay the second installment of $1.0 million on or prior to April 11, 2023, and therefore the royalty payment rate will be seven percent (7%).

5.
Consolidated Variable Interest Entities

The Company consolidates variable interest entities where the Company is determined to be the primary beneficiary, under ASC 810, “Consolidation”. The Company consolidates into its condensed consolidated financial statements one legal entity (Thorne HealthTech Asia Pte, Ltd.) in which it holds a controlling interest. The Company presents non-controlling interest as a component of stockholders’ equity on its condensed consolidated balance sheets and reports net loss - non-controlling interest in the condensed consolidated statements of operations. The Company’s acquisition or disposal of ownership interests in the variable interest entity is a reconsideration event that requires a reassessment of whether the entity continues to be a variable interest entity and whether the primary beneficiary has changed. If after making these reassessments, the primary beneficiary remains the same (i.e., a controlling financial interest is maintained) and the transaction is in the scope of ASC 810, the Company accounts for the acquisition or disposal of a non-controlling interest as an equity transaction, consistent with the principles of ASC 810-10. Any difference between the price paid and the carrying amount of the non-controlling interest is not reflected in net income, but instead reflected directly in equity.

Thorne HealthTech Asia Pte, Ltd. On January 10, 2022, the Company entered into an agreement with Mitsui and TM HealthTech Pte. Ltd., a wholly-owned subsidiary of Mitsui, to form a joint venture entity, Thorne HealthTech Asia PTE, LTD. (Thorne Asia JV), to exclusively market, distribute and sell Thorne’s products across Singapore, Hong Kong, Taiwan, Thailand, Indonesia, Malaysia, Australia, the Philippines, Vietnam, India and New Zealand. On January 20, 2022, Thorne and Mitsui contributed $2.7 million and $2.6 million, respectively, in cash and hold 51% and 49%, respectively, of the total issued share capital of Thorne Asia JV. After evaluating relevant factors, the Company determined that it is the primary beneficiary of Thorne Asia JV, as substantially all of the activities either involve, or are conducted on behalf of, the Company. Under ASC 810, the Company has consolidated Thorne HealthTech Asia Pte, Ltd. in its condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022.

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

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$4,338,510	$4,484,326
Other assets	239,084	141,712
Total assets	4,577,594	4,626,038
Less: Total liabilities	224,254	89,779
Net assets (liabilities)	$4,353,340	$4,536,259

The results of operations for Thorne Asia JV, excluding intercompany activity with the Company, included in the condensed consolidated statements of operations for the periods presented is as follows:

	Three Months Ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net sales	$126,124	$10,599	$160,978	$16,491
Net loss	(47,730)	(175,482)	(126,670)	(546,793)
Net loss — non-controlling interests	(23,387)	(85,986)	(62,068)	(267,929)
Net loss attributable to Thorne HealthTech, Inc.	$(24,343)	$(89,496)	$(64,602)	$(278,864)

6.
Inventories, net

Inventories, net are as follows:

	June 30,	December 31,
	2023	2022
Raw materials	$42,761,269	$35,305,418
Work in process	989,098	292,212
Finished goods	28,647,280	23,491,961
Reserve for slow moving and obsolete inventory	(712,340)	(445,663)
Inventories, net	$71,685,307	$58,643,928

7.
Property and Equipment, net

Property and equipment, net are as follows:

	June 30,	December 31,
	2023	2022
Machinery and equipment	$16,464,783	$13,774,090
Furniture and fixtures	425,923	521,032
Office equipment	875,348	848,714
Leasehold improvements	31,782,498	19,703,960
Vehicles	16,172	114,454
Lab equipment	2,826,733	2,784,563
Software	1,878,648	1,878,767
Total property and equipment	54,270,105	39,625,580
Less accumulated depreciation and amortization	(14,644,194)	(13,385,482)
In-process assets, including deposits on new equipment	25,698,891	22,936,746
Property and equipment, net	$65,324,802	$49,176,844

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In-process assets are stated at cost, which includes the cost of construction primarily related to our expansion activities at our Summerville, South Carolina facilities and other directly attributable costs. No provision for depreciation is made on in-process assets until the relevant assets are completed and available for intended use.

Depreciation expense of property and equipment was approximately $1.0 million for the three months ended June 30, 2023, of which $0.7 million, $0.2 million, and $0.1 million were recorded within cost of sales, selling, general and administrative expenses, and research and development expenses, respectively, within the condensed consolidated statements of operations. Depreciation expense of property and equipment was approximately $0.9 million for the three months ended June 30, 2022, of which $0.7 million, $0.1 million, and $0.1 million were recorded within cost of sales, selling, general and administrative expenses, and research and development expenses, respectively, within the condensed consolidated statements of operations.

Depreciation expense of property and equipment was approximately $1.9 million for the six months ended June 30, 2023 of which $1.5 million, $0.3 million, and $0.2 million were recorded within cost of sales, selling, general and administrative expenses, and research and development expenses, respectively, within the condensed consolidated statements of operations. Depreciation expense of property and equipment was approximately $1.8 million for the six months ended June 30, 2022, of which $1.4 million, $0.2 million and $0.2 million were recorded within cost of sales, selling, general and administrative expenses, and research and development expenses, respectively, within the condensed consolidated statements of operations.

8.
Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill during the six months ended June 30, 2023:

Balance as of December 31, 2022	$20,041,040
Acquisitions	—
Balance as of June 30, 2023	$20,041,040

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

In February 2022, the Company acquired all of the outstanding ownership interests of Nutrativa. On March 8, 2023, the Company transferred all assets and liabilities of Nutrativa to Thorne Research and fully dissolved the Nutrativa entity. The Company accounted for the transaction as a business combination in accordance with ASC 805, Business Combinations, and recorded the consideration transferred, assets acquired and liabilities assumed at their fair values, resulting in the recording of goodwill of $5.6 million. See Note 4 for additional information related to the acquisition of Nutrativa.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Finite-lived Intangible Assets

Finite-lived intangible assets are as follows:

	June 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$6,500,000	$(4,225,000)	$2,275,000
Trade names	7,600,000	(6,586,667)	1,013,333
Existing technology/reformulations	12,900,000	(2,715,694)	10,184,306
License agreements	3,304,002	(1,889,578)	1,414,424
	$30,304,002	$(15,416,939)	$14,887,063

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$6,500,000	$(4,062,500)	$2,437,500
Trade names	7,600,000	(6,333,333)	1,266,667
Existing technology/reformulations	8,900,000	(2,252,084)	6,647,916
License agreements	3,129,002	(1,650,836)	1,478,166
	$26,129,002	$(14,298,753)	$11,830,249

The Company’s intangible assets include intangible assets acquired through the acquisitions of Thorne Research in 2010 and Nutrativa in 2022. See Note 4 for additional information related to the acquisition of Nutrativa. As of June 30, 2023 and December 31, 2022, the net carrying value of acquired intangible assets was $13.5 million and $10.4 million, respectively. Intangible assets also include payments under license agreements related to trademarks and content. As of June 30, 2023 and December 31, 2022, these had a net carrying value of $1.4 million and $1.5 million, respectively.

When applicable, the balances as of June 30, 2023 have been reduced to reflect the impact of intangible assets when the gross carrying value has become fully amortized during the six months ended June 30, 2023. The impact of this resulted in a reduction to carrying value and accumulated amortization of $0.2 million to license agreements.

For the three months ended June 30, 2023 and 2022, amortization expense totaled $0.7 million and $0.7 million, respectively. For the six months ended June 30, 2023 and 2022, amortization expense totaled $1.3 million and $1.1 million, respectively.

Future estimated amortization expense of the Company’s intangible assets as of June 30, 2023 is as follows:

Remainder of 2023	$1,260,199
2024	2,305,818
2025	1,729,150
2026	1,199,359
2027	1,183,734
Thereafter	7,208,803
Total	$14,887,063

9.
Investments

Heart-Tech Health, Inc On January 7, 2022, the Company entered into a Strategic Partnership Agreement with Heart-Tech Health, Inc. (Heart-Tech). Heart-Tech was formed by Dr. Suzanne Steinbaum, a leading holistic cardiologist, and has developed a program for women’s holistic health prevention. Together, the Company and Heart-Tech plans to open and operate a Thorne Lab location in New York, New York. Simultaneous to executing the Strategic Partnership Agreement with Heart-Tech, the Company made a $1.0 million investment in Heart-Tech through a simple agreement for future equity, or SAFE. During the three and six months ended June 30, 2023 and 2022, there was no reportable activity between the Company and Heart-Tech.

Oova. As of June 30, 2023 and December 31, 2022, the Company had an investment of $0.4 million and $0.4 million, respectively, in Oova, representing a 2.51% and 2.54% equity interest, respectively. As management has determined it does not have

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

the ability to exercise significant influence over the operating and financial activities of the investee, and the fair value of the investment is not readily determinable, the Company’s investment in Oova is accounted for at cost minus impairment, in accordance with ASC 321, Equity Securities. As there were not any observable price changes in identical or similar securities to Oova, the Company has not adjusted the value of this investment, either on a cumulative basis or in either of the three or six months ended June 30, 2023 or year ended December 31, 2022. Since the Company invested in Oova, the investee has successfully brought its product to market. Although there are no restrictions on the Company’s ability to sell this investment, the timing of when or if the Company would sell this asset is unknown at this time. There are no unfunded commitments related to the Company’s investment. Management concluded that no impairment was necessary for the three and six months ended June 30, 2023 and year ended December 31, 2022.

10.
Other Accrued Liabilities

Other accrued liabilities as of June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
	2023	2022
Accrued expenses(1)	$2,401,791	$1,434,420
Income tax payable	1,455,549	317,610
Interest payable	80,615	23,626
Loyalty rewards payable	193,672	141,614
Sales/use tax payable	274,466	210,737
Deferred revenue	1,207,023	1,156,103
Gift card liability	18,225	133,770
Returns allowance liability	164,546	145,963
Total	$5,795,887	$3,563,843

(1) Accrued expenses as of June 30, 2023 and December 31, 2022, primarily consists of marketing and other selling, general and administrative costs incurred as of the six months ended June 30, 2023 and December 31, 2022, for which the Company has not yet been invoiced by the vendor.

11.
Notes Payable

The Company enters into various premium finance agreements with a credit finance institution to pay the premiums on insurance policies for its directors' and officers' liability, general liability, workers' compensation, umbrella, auto and pollution coverage needs. As of June 30, 2023 and December 31, 2022, the aggregate amount of the premiums financed was $1.2 million, payable in equal monthly installments at a weighted average interest rate of 4.5%. These premium finance agreements are due within one year and are recorded as notes payable under current liabilities in the condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the Company had a remaining balance related to the notes payable of $0.1 million and $0.8 million, respectively.

12.
Long-term Debt

Long-term debt balances consist of the following:

	June 30, 2023	December 31, 2022
2022 Term loan	$12,000,000	$12,000,000
Other
Long-term debt - equipment financing	2,876,672	1,169,559
Total long-term debt	14,876,672	13,169,559
Less: current maturities	764,766	523,510
Total long-term debt, net of current portion	$14,111,906	$12,646,049

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

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On December 21, 2022, the Company entered into a $45.0 million Revolver. The Revolver contains an option allowing the Company to increase the size of its Revolver by up to an additional $15 million subject to agreement by the lender. The Company may repay principal amounts on borrowings under the Revolver and re-borrow them any time without penalty or premium until the maturity date of December 21, 2027. The Revolver is available for issuance of letters of credit to a specified limit of $5.0 million. Any outstanding and undrawn letters of credit shall be reserved under the Revolver and such amount shall not be available for borrowings. The letter of credit previously issued by SMBC on October 29, 2021, in the amount of $4.9 million and secured by a cash deposit of $4.9 million, was released from restriction and returned to the Company on January 27, 2023, in exchange for $4.9 million of the letters of credit issued under the Revolver. As of June 30, 2023, additional borrowings of $30.1 million was available under the Revolver. The Company incurred $0.2 million of debt issuance costs, which will be amortized as additional interest expense over the life of the Revolver.

Under the Revolver, the Company can elect the tranche rate (greater of 0.5% or the Secured Overnight Financing Rate (“SOFR”) plus 1.4%) or the base rate (Prime plus 1.0%). The Company also pays a commitment fee equal to 0.2% of the average commitment not utilized. Interest payments are due monthly. As of June 30, 2023, the Company had borrowings outstanding under the Revolver of $10.0 million.

On December 21, 2022, the Company entered into a $12.0 million 2022 Term Loan. The 2022 Term Loan is payable in equal monthly installments, with the remaining balance payable at the maturity date of December 21, 2027. The Company may prepay the loan at any time with no penalty. As of June 30, 2023 and December 31, 2022, the Company had no available borrowing capacity on the 2022 Term Loan.

Under the 2022 Term Loan, the Company elected the Secured Overnight Financing Rate ("SOFR") plus 1.4%. Interest payments are due monthly. As of June 30, 2023 and December 31, 2022, the interest rate on the 2022 Term Loan was 6.5% and 5.7%, respectively.

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

For the three and six months ended June 30, 2023 and for the year-ended December 31, 2022, the Company was in compliance with all non-financial and financial covenants.

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

Long-term debt - Equipment Financing

The Company has multiple equipment financing notes. As of June 30, 2023, and December 31, 2022, the Company had equipment financing notes totaling $2.9 million and $1.2 million, respectively, which are collateralized by the associated equipment. The stated fixed rate of the equipment financing notes range from 3.85% to 6.94% and have a maturity date ranging from July 2023 to June 2028. The notes are collateralized by the original purchased equipment which have an aggregate net book value of $3.8 million and $1.6 million as of June 30, 2023 and December 31, 2022, respectively.

2022 Loan Agreement

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

On October 29, 2021, the Company deposited $4.9 million into a restricted interest-bearing account with SMBC to fund the standby letter of credit and release the guarantees provided by Kirin and Mitsui. The $4.9 million letter of credit was returned to the Company in exchange for $4.9 million of the Letters of Credit issued under the 2022 Credit Agreement. As of December 31, 2022, the standby letter of credit had not been returned, and the restriction on the deposit of $4.9 million into a restricted interest-bearing account with SMBC to fund the standby letter of credit had not been released. The amount was therefore recorded as restricted cash and classified within current assets as of December 31, 2022. The $4.9 million deposit, which is associated with the Line of Credit, was released from restriction and returned to the Company on January 27, 2023, and therefore was reclassified within cash and cash equivalents in the consolidated balance sheets.

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

On February 7, 2023, an amendment to the Company's existing lease of its primary manufacturing and administrative facility located in Summerville, South Carolina was executed. The Company has accounted for the amendment as a separate contract. The amendment provides for the construction of a 74,400 square foot addition to the Existing Premises (the New Expansion), resulting in an amended total of 377,740 square feet under lease. The Company will receive an allowance of $8 million towards the cost of the construction for the New Expansion. In addition, the Company has $15.2 million and $0 in escrow, recorded as restricted cash in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. These amounts will be used to fund the amount of

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

remaining capital expenditures related to our Production Expansion and New Expansion. The New Expansion is currently under construction, and the lease will commence on the date of which the landlord completes construction of the facility, currently estimated to be during the fourth quarter of fiscal year 2023, and will terminate in October 2037. The Company has the right to renew for two additional terms of five years each. The annual base rent for the first year will be equal to the product of $8.0 million and the greater of (i) 8% or (ii) the per annum percentage yield on United States treasury securities with maturities of ten years, as reported in the Wall Street Journal as of the earlier of December 31, 2023 or the date the Company receives the $8.0 million allowance from the landlord. As of June 30, 2023, the Company has not received the $8.0 million allowance from the landlord. The annual base rent, as determined for the first year, is subject to an annual escalation of 3.5% on each anniversary.

On January 26, 2021, the Company entered into a five-year lease agreement for 115,500 square feet within a 136,500 square foot building for the Company's fulfillment and distribution operations, located in Summerville, South Carolina. Rent was abated for the first three months while the Company installed racking, packing stations and other required equipment, prior to the Company's shipping operations to this facility. This lease terminates in July 2026. The lease has two renewal options for three years each. The Company has funded a customary security deposit of $0.1 million upon execution of the lease, which has been recorded within other assets on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

On July 28, 2021, the Company entered into a lease agreement for a 360,320 square foot industrial building for the Company's finished goods warehousing and shipping operations, located in Summerville, South Carolina. The construction of the building and required tenant improvements was substantially completed by the landlord on June 1, 2023. The lease commenced on June 1, 2023 and will terminate upon the thirteenth anniversary of the commencement date. The lease has one renewal option for a five-year term. The Company received tenant improvements of $1.3 million under the lease. The annual base rent for the first year will be $2.0 million and is subject to an annual escalation of 2.0% on each anniversary. The Company has funded a customary security deposit of $0.3 million upon execution of the lease which has been recorded within other assets on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

The Company maintains a 16,896 square-foot warehouse in Benicia, California for distribution and fulfillment operations. This lease terminates in January 2025. The Company has the right to renew for one additional term of five years.

On March 10, 2022, the Company amended the lease agreement for its headquarters in New York, New York. The amended agreement granted an additional right-of-use (“second substitute premises”) to the Company in the future following the expiration of its current lease. The second substitute premises were substantially completed on October 3, 2022. The amendment commenced on October 3, 2022 and will terminate on the five year anniversary of the rent commencement date. The Company has funded a customary security deposit of $0.2 million for its headquarters, which has been recorded within other assets on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

During the third quarter of 2022, the Company entered into a two-year lease for the purchase of equipment to be located within the Company's primary manufacturing and administrative facility in Summerville, South Carolina. The lease provides the Company with an option to purchase the equipment from the lessor at the expiration of the lease term in exchange for transfer of title to the $195 thousand security deposit funded by the Company to the lessor upon commencement of the lease, which has been recorded within other assets in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

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

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The balances for the operating and finance leases where the Company is the lessee are presented as follows within the condensed consolidated balance sheets:

	June 30, 2023	December 31, 2022
Operating lease:
Operating lease right-of-use assets, net	$33,588,576	$17,546,240

Current portion of operating lease liabilities	2,491,641	1,504,433
Operating lease liabilities, net of current portion	44,372,844	28,430,474
Total operating lease liabilities	$46,864,485	$29,934,907

Finance lease:
Finance lease right-of-use assets, net	$2,734,096	$3,143,592

Current portion of finance lease liabilities	1,742,661	1,660,404
Finance lease liabilities, net of current portion	1,125,607	1,455,011
Total finance lease liabilities	$2,868,268	$3,115,415

The components of lease expense are as follows within the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense:
Operating lease cost(1)	$1,088,308	$1,461,356	$1,998,317	$2,922,711
Finance lease expense:
Amortization of leased assets	547,839	107,112	1,055,917	219,512
Interest on lease liabilities	54,724	10,459	96,996	22,047
Total lease expense	$1,690,871	$1,578,927	$3,151,230	$3,164,270

(1) Includes short-term leases and variable lease costs, which are immaterial.

The weighted-average remaining lease term and weighted-average discount rate as of June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (years)
Operating leases	12.34 years	13.04 years
Finance leases	1.91 years	1.63 years
Weighted average discount rate applied
Operating leases	8.0%	8.6%
Finance leases	6.1%	6.2%

Supplemental cash flow information related to leases where the Company is the lessee is as follows:

	Six Months Ended June 30,
	2023	2022
Operating cash outflows from operating leases	$2,041,965	$2,902,305
Operating cash outflows from finance leases (interest payments)	$96,996	$22,047
Financing cash outflows from finance leases	$894,332	$209,514
Leased assets obtained in exchange for finance lease liabilities	$709,909	$52,838
Leased assets obtained in exchange for operating lease liabilities	$16,724,580	$—

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of June 30, 2023, the maturities of the operating and finance lease liabilities are as follows:

	Operating Leases	Finance Leases
Remainder of 2023	$3,013,494	$1,140,414
2024	6,115,020	1,370,503
2025	6,121,713	197,798
2026	5,928,803	182,060
2027	5,556,047	142,428
Thereafter	49,767,552	35,607
Total lease payments	$76,502,629	$3,068,810
Less: imputed interest	29,638,144	200,542
Total present value of lease liabilities	$46,864,485	$2,868,268
Less: current portion of lease liabilities	2,491,641	1,742,661
Long-term portion of lease liabilities	$44,372,844	$1,125,607

14.
Warrants

On October 10, 2018, the Company issued to Kirin and Mitsui each 2,225,000 warrants, for a total of 4,450,000 warrants, to purchase the Company’s common stock. The warrants have an exercise price of $5.12 and an expiration date of October 11, 2028. In July 2020, each shareholder exercised 2,168,485 warrants for a total of $22.2 million in gross proceeds. As of June 30, 2023 and December 31, 2022, 113,030 of the original 4,450,000 warrants, remain outstanding. These warrants are classified as equity within the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

On June 23, 2010, the Company issued 2,532,000 warrants to a related-party stockholder, with a strike price of $6.74 and an original expiration date of June 23, 2020. In May 2019, the Board of Directors extended the term of the warrants for an additional 10 years to June 23, 2030. As of June 30, 2023 and December 31, 2022, none of the 2,532,000 warrants have been exercised and all common stock warrants remained outstanding. These warrants are classified as equity within the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

On May 10, 2011, the Company issued 453,455 warrants to purchase common stock to a related-party stockholder, with a strike price of $6.74 per warrant. In May 2019, the Board of Directors extended the term of the warrants for an additional 10 years to June 23, 2030. The extension was determined by management to be a modification of the warrants. Due to these warrants containing certain down-round protections, which are not associated with the underlying Company’s equity that may trigger in the event of a modification of certain other outstanding warrant instruments, the Company has classified these warrants as liabilities within the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

The warrant liability is remeasured at fair value at each reporting date and has a fair value of $1.4 million as of June 30, 2023 and $1.1 million as of December 31, 2022.

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

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Black-Scholes model was used to value the liability-classified warrants. The following assumptions were used:

	June 30,	December 31,
	2023	2022
Fair market value	$4.70	$3.63
Exercise Price	$6.74	$6.74
Term (years)	7.0	7.5
Volatility	75%	75%
Annual dividend	—	—
Risk-free interest rate	4.01%	3.97%

The fair value of financial instruments measured on a recurring basis is as follows:

	June 30, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,416,909	—	$1,416,909	$—

	December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,059,343	—	$1,059,343	$—

Changes in the ability to observe valuation inputs may result in a reclassification of levels within the fair value hierarchy.

15.
Income Taxes

The Company’s provision for (benefit from) income taxes for the interim period is determined using an estimate of its annual effective tax rate, adjusted for discrete items in the quarter in which they arise.

During the three months ended June 30, 2023 and 2022, the Company recorded a provision for income taxes of approximately $2.1 million and $175 thousand, respectively. The Company’s effective tax rate was 33.9% and (3.1)% for the three months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded a provision for income taxes of approximately $2.2 million and $207 thousand, respectively. The Company’s effective tax rate was 36.8% and (24.1%) for the six months ended June 30, 2023 and 2022, respectively. The six months ended June 30, 2023 included discrete net tax expense of $2.2 million consisting of $1.4 million net tax expense related to Employee Retention Tax Credits, $700 thousand net tax expense related to restricted stock vesting, and $107 thousand related to miscellaneous other permanent adjustments. Excluding the $2.2 million discrete net tax expense, the effective income tax rate would have been (1.2%). The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, and the effect of various permanent tax differences.

The Company is subject to taxation in the U.S. and various states. The Company does not have any unrecognized tax benefits. As of June 30, 2023, and December 31, 2022, there is no accrued interest or penalties recorded in the condensed consolidated financial statements.

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

On January 26, 2022, in accordance with the 2021 Plan's adjustment provisions, the Company increased the share reserve by 2,664,484 shares, as registered on Form S-8 and filed with the Securities and Exchange Commission (SEC) on April 3, 2023. As of

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

June 30, 2023 there were 1,532,266 shares available for issuance under the 2021 Plan and 15,721,806 share-based awards outstanding, comprised of 9,217,986 stock option awards and 6,503,820 restricted stock units. As of December 31, 2022, there were 1,442,472 shares available for issuance under the 2021 Plan and 14,250,011 share-based awards outstanding, comprised of 9,337,503 stock option awards and 4,912,508 restricted stock units.

Stock-based Compensation Expense

Stock-based compensation expense for the periods indicated is as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Stock options	$—	$237,786	$—	$475,572
Restricted stock units	2,873,086	2,904,050	6,621,221	4,675,676
Total stock-based compensation expense	$2,873,086	$3,141,836	$6,621,221	$5,151,248

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2023:

	Options Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding as of January 1, 2023	9,337,503	$5.34	5.14	$1.90
Granted	—
Exercised	(119,517)	1.35
Cancelled/forfeited	—
Outstanding as of June 30, 2023	9,217,986	$5.39	$4.68	$2.57
Vested and Exercisable as of June 30, 2023	9,217,986	$5.39	$4.68	$2.57

(1) Aggregate intrinsic value is presented in millions of U.S. dollars and represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.

The following table summarizes additional information related to stock options for the periods presented:

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Weighted-average grant date fair value of stock options granted (2)	N/A	N/A	N/A	N/A
Grant date fair value of stock options vested (3)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised	$-	$8,133	$372,893	$857,460

(2) During the three and six months ended June 30, 2023 and 2022, there were no stock options granted by the Company.

(3) During the three and six months ended June 30, 2023 and 2022, there were no stock options that vested.

For the three and six months ended June 30, 2023, the Company did not have any stock-based compensation expense related to stock options. For the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense related to stock options $0.2 million and $0.5 million, respectively. These amounts are classified as selling, general and administrative on the condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, there was no unrecognized stock-based compensation expense related to outstanding stock options.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Restricted Stock Units

On April 4, 2023, April 4, 2022 and April 26, 2022, the Company issued RSUs to certain employees and directors for an aggregate of 2,685,000, 2,143,000 and 12,500, respectively, which vest ratably over a 4-year period. On June 3, 2022, the Company issued RSUs to certain employees and directors for an aggregate of 61,748 shares, which fully vested on June 3, 2023.

The following table summarizes RSU activity for the six months ended June 30, 2023:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2023	4,912,508	$8.73
Granted	2,685,000	4.72
Vested	(764,438)	8.85
Cancelled/forfeited	(329,250)	7.65
Outstanding as of June 30, 2023	6,503,820	$7.11

During the three months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense related to RSUs of $2.9 million and $2.9 million, respectively. During the six months ended June 30, 2022 and 2023, the Company recorded stock-based compensation expense related to RSUs of $4.7 million and $6.6 million, respectively. These amounts are recorded within cost of sales and operating expenses on the condensed consolidated statements of operations. As of June 30, 2023, the unrecognized stock-based compensation expense related to outstanding RSUs was $38.9 million and is expected to be recognized as expense over 2.9 years. As of December 31, 2022, the unrecognized stock-based compensation expense related to outstanding RSUs was approximately $36.0 million and is expected to be recognized as expense over approximately 3.3 years.

The following table summarizes additional information related to RSUs for the periods presented:

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Weighted-average grant date fair value of RSUs granted (1)	$4.72	$6.91	$4.72	$6.91
Grant date fair value of RSUs vested (2)	6.81	N/A	8.85	N/A
Intrinsic value of RSUs released (3)	N/A	N/A	N/A	N/A

(1) During the three and six months ended June 30, 2023 and 2022, there were 2,685,000 and 2,217,248 RSUs granted, respectively.

(2) During the three and six months ended June 30, 2023, there were 218,940 and 545,498 RSUs that vested, respectively. During the three and six months ended June 30, 2022, there were no RSUs that vested.

(3) During the three and six months ended June 30, 2023 and 2022, there were no RSUs that were released.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The following table presents information necessary to calculate EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Numerator for basic EPS—Net (loss) income attributable to Thorne HealthTech, Inc. (A)	$4,445,819	$(5,590,705)	$4,043,655	$(611,646)
Effect of dilutive securities:
Change in fair value of warrant liability	—	—	—	—
	4,445,819	(5,590,705)	4,043,655	(611,646)
Numerator for diluted EPS—net income available to Thorne HealthTech, Inc. common stockholders (C)	4,445,819	(5,590,705)	4,043,655	(611,646)

Denominator:
Denominator for basic EPS—weighted average shares (B)	53,866,857	52,731,604	53,606,294	52,648,653
Effect of dilutive securities (1):
Stock options	—	—	—	—
RSUs	—	—	—	—
Warrants	—	—	—	—
Dilutive potential common shares	—	—	—	—
Denominator for diluted EPS—adjusted weighted average common stock and common stock equivalents (D)	53,866,857	52,731,604	53,606,294	52,648,653
Basic EPS (A/B)	$0.08	$(0.11)	$0.08	$(0.01)
Diluted EPS (C/D)	$0.08	$(0.11)	$0.08	$(0.01)

(1) Approximately 18.8 million and 18.1 million warrants and stock-based awards were excluded from the computation of diluted EPS for each of the three months ended June 30, 2023 and 2022, respectively, because the effect would have been anti-dilutive under the treasury stock method.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

18.
Commitments and Contingencies

Advertising - The Company has entered into an agreement that calls for future payments to a customer for advertising services to be performed. As of June 30, 2023, future annual minimum commitments under this agreement are $6.6 million for the remainder of 2023 and $17.3 million in 2024. Total advertising fees incurred under the agreement during the three months ended June 30, 2023 and 2022 were $3.6 million and $2.5 million, respectively. Total advertising fees incurred under the agreement during the six months ended June 30, 2023 and 2022 were $6.6 million and $4.3 million, respectively.

Royalties and Other Agreements - The Company has entered into various agreements that call for future payments to a major hospital for use of their trademarks and tradenames in advertising the benefits of supplements and provides the Company access to research information owned by the hospital and provides for the hospital to perform clinical trials and to support the Company’s products. As of June 30, 2023, future annual minimum commitments remaining under these agreements are $0.2 million in 2023.

The Company also has various royalty agreements that are dependent on future sales. Total royalties paid during the three months ended June 30, 2023 and 2022 were $0.1 million and $0.1 million, respectively. During the six months ended June 30, 2023 and 2022, total royalties paid were $0.1 million and $0.2 million, respectively.

Other - In 2017, the Company received incentives totaling $0.8 million from Berkeley County, South Carolina, which includes certain performance obligations that must be met over the next seven years and maintained by the company for five years once attained. The grant agreement includes the potential for repayment of proceeds in whole or in part for failure to satisfy the performance obligations. As of June 30, 2023, Berkeley County has not asked for repayment of these proceeds.

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

On May 12, 2021, the Trustees of Dartmouth College and ChromaDex filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging the Company’s infringement of U.S. Patent Nos. 8,383,086 and 8,197,807. The complaint seeks to enjoin the Company from selling its nutritional supplement products that contain nicotinamide riboside and further seeks monetary damages for alleged infringement of the patents. On August 20, 2021, the trial judge in the patent infringement litigation issued an Order to Stay the litigation during the pendency of the two inter partes review. The Order to Stay remained in effect as of June 30, 2023.

Thorne HealthTech, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On September 21, 2021, in litigation the Company is not a party to, ChromaDex, Inc. v. Elysium Health, Inc., the U.S. District Court for the District of Delaware issued a summary judgment holding that U.S. Patent No. 8,197,807 is invalid. On February 13, 2023, the U.S. Court of Appeals for the Federal Circuit upheld the decision of the U.S. District Court for the District of Delaware that invalidated U.S. Patent No. 8,197,807. On May 10, 2023, the Federal Circuit denied ChromaDex’s request for rehearing of the court’s ruling and the court’s formal mandate issued on May 17, 2023. This federal appellate court ruling should bear conclusive weight on the Dartmouth/ChromaDex infringement complaint filed against the Company to which the Order to Stay had been placed on August 20, 2021; i.e., with the appellate court’s upholding of the trial court’s ruling on the invalidity of U.S. Patent No. 8,197,807 there is no ability to infringe on said patent. The Company has not recorded a loss in connection with this matter, because the Company believes that a loss is currently neither probable nor estimable.

19.
Subsequent Events

The Company has evaluated subsequent events through the date the consolidated financial statements were issued.

Entry into an amendment of an existing lease agreement

On July 10, 2023, an amendment to the Company’s existing lease of its 16,896 square-foot warehouse in Benicia, California for distribution and fulfillment operations was executed (”Existing Benicia Premises”). The amendment provides for an expansion of the Existing Benicia Premises for an additional 11,520 square-foot (”Benicia Expansion”), resulting in a combined total of 28,416 square foot under lease (”Expanded Premises”). The Company will receive an allowance of up to $75,000 for costs incurred for tenant improvements for the Benicia Expansion, which is estimated to be completed during the third quarter of fiscal year 2023. The lease for the Benicia Expansion will commence in the third quarter of 2023. The amendment further provides for an extension of the term for the Existing Benicia Premises for an additional sixty-two (62) month period. The lease for the Expanded Premises will terminate in March 2030. The Company has the right to renew the lease for the Expanded Premises for an additional term of five years. We are still evaluating the accounting impact of this amendment.

There were no other subsequent events requiring recognition or disclosure in the consolidated financial statements.

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

Overview

We are a science-driven wellness company delivering innovative solutions for a personalized approach to health and wellness. We seek to bring the scientific rigor of biopharma to the prevention space to help people live longer, healthier lives. As a vertically integrated company, Thorne leverages artificial intelligence (AI) models to provide insights and personalized data, products, and services that help individuals take a proactive and actionable approach to improve and maintain their health over a lifetime. By combining our proprietary multi-omics database, AI and digital health content with our science-backed nutritional supplements, we deliver a total system for wellness. We believe our integrated solution will redefine the expectations for good health.

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

For the six months ended June 30, 2023 and 2022:

•
we generated net sales of $138.0 million and $108.7 million, respectively, representing 26.9% year-over-year growth;
•
we generated gross profit of $74.9 million and $59.4 million, respectively, representing 54.3% and 54.7% of net sales, respectively;
•
we generated net income of $3.8 million and net loss of $1.1 million, respectively; and
•
our adjusted EBITDA was $18.7 million and $7.4 million, respectively.

The recent key customer metrics of our business included:

•
for the three months ended June 30, 2023 and 2022, customer acquisition costs (CAC) of $26 and $90, respectively, and life-time value (LTV) of $103 and $157, respectively, resulting in LTV-to-CAC of 4.0x and 1.8x, respectively;
•
active subscriptions on Thorne.com of 163,374 and 101,976, as of June 30, 2023 and 2022, respectively; and
•
for the three months ended June 30, 2023 and 2022 average orders per customer of 1.7 and 1.8, respectively.

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

Non-GAAP Financial Measures

We calculate Adjusted EBITDA and Adjusted net income are calculated as net income adjusted to exclude: interest expense, net; other income, net; provision for income taxes; depreciation and amortization expense; stock-based compensation expense; non-cash lease expense; change in fair value of warrant liability; gain/loss from equity interest in unconsolidated affiliates; and transaction costs related to mergers and acquisitions. During the three months ended March 31, 2023, the Company updated its calculation of Adjusted EBITDA and Adjusted net income for all periods to exclude non-cash lease expense directly related to the amortization of right-of-use assets for finance leases under ASC 842, which have been increasing in connection with the Company’s financing activities associated with capital expenditures. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by net sales. Adjusted diluted earnings per share is calculated by dividing Adjusted net income by diluted weighted average common shares outstanding.

We use Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net income, and Adjusted diluted earnings per share as measures of operating performance and the operating leverage in our business. We believe that these non-GAAP financial measures are useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:

•
Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net income, and Adjusted diluted earnings per share are widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization expense, non-cash lease expense, interest expense, net, other income, net, loss from non-controlling interest, transaction costs related to mergers and acquisitions, and provision for income taxes, each of which can vary substantially from company to company depending upon their financing, capital structures and the method by which assets are acquired;
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

The following table presents a reconciliation of Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net income, and Adjusted diluted earnings per share to net income (loss) and diluted earnings (loss) per share, the most directly comparable financial measures prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to Thorne HealthTech, Inc.	$4,445,819	$(5,590,705)	$4,043,655	$(611,646)
Gain from equity interests in unconsolidated affiliates	(113,817)	(176,538)	(243,141)	(444,356)
Net income (loss) before gain from equity interests in unconsolidated affiliates	$4,332,002	$(5,767,243)	$3,800,514	$(1,056,002)

EBITDA and Adjusted EBITDA Reconciliation
Net income (loss)	$4,332,002	$(5,767,243)	$3,800,514	$(1,056,002)
Net income (loss) margin	6.0%	(10.6)%	2.8%	(1.0)%
Depreciation and amortization	1,689,821	1,523,749	3,250,840	2,865,599
Interest expense, net	583,145	31,514	978,144	61,671
Income tax expense	2,124,000	174,553	2,153,000	207,098
EBITDA	8,728,968	(4,037,427)	10,182,498	2,078,366
EBITDA margin	12.0%	(7.4)%	7.4%	1.9%
Adjustments:
Stock-based compensation	2,873,086	3,141,836	6,621,221	5,151,248
Non-cash lease expense	546,459	107,113	1,037,627	216,017
Change in fair value of warrant liability	19,210	(594,899)	357,566	(528,980)
Gain from equity interests in unconsolidated affiliates	(198,964)	(11,037)	(110,030)	(11,037)
Transaction-related costs	566,038	58,825	566,038	519,236
Adjusted EBITDA	$12,534,797	$(1,335,589)	$18,654,920	$7,424,850
Adjusted EBITDA Margin	17.2%	(2.4)%	13.5%	6.8%

Adjusted Net Income (Loss) Reconciliation
Net income (loss)	4,332,002	(5,767,243)	3,800,514	(1,056,002)
Income tax expense	2,124,000	174,553	2,153,000	207,098
Stock-based compensation	2,873,086	3,141,836	6,621,221	5,151,248
Non-cash lease expense	546,459	107,113	1,037,627	216,017
Change in fair value of warrant liability	19,210	(594,899)	357,566	(528,980)
Gain from equity interests in unconsolidated affiliates	(198,964)	(11,037)	(110,030)	(11,037)
Transaction-related costs	566,038	58,825	566,038	519,236
Adjusted net income (loss) before adjusted tax expense	10,261,831	(2,890,852)	14,425,936	4,497,580
Adjusted income tax expense (benefit)	2,213,659	(289,085)	3,296,326	449,758
Adjusted net income (loss)	$8,048,172	$(2,601,767)	$11,129,610	$4,047,822

Diluted weighted-average shares outstanding	53,866,857	52,731,604	53,606,294	52,648,653
Adjusted diluted earnings (loss) per share	$0.15	$(0.05)	$0.21	$0.08

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$9,285,985	$(7,007,889)
Purchase of property and equipment	(21,048,631)	(2,226,073)
Purchase of license agreements	(375,000)	(375,000)
Free cash flow	$(12,137,646)	$(9,608,962)
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

Growth in Subscriptions

We offer our customers the ability to opt in to recurring automatic refills on both our website and on Amazon.com via our authorized reseller. On both platforms, a customer can cancel or modify a subscription at any time at no cost to the customer. On our website, we allow customers to subscribe monthly, every 45 days, every two months, every three months, or every four months. For all these frequencies, we offer a 10% discount on retail refill orders when a customer is subscribed to 1 to 2 products, and a 20% discount when subscribed to 3 or more products, with an average discount of approximately 17.3% for the quarter ended June 30, 2023. On Amazon.com, the discount ranges from 5% to 10% to 15% depending on the product and the number of products to which a customer is subscribed, with an average discount of approximately 6.9% for the quarter ended June 30, 2023.

We view our growing subscription business on Thorne.com and on Amazon.com via our authorized reseller as a key driver of future sales growth. Our subscriptions on Thorne.com grew from 101,976 as of June 30, 2022, to 163,374 as of June 30, 2023, representing 60.2% year-over-year growth. Information on our subscriptions on Amazon.com as of June 30, 2023 was not made available on the Amazon.com platform due to certain technical challenges with its data reporting. We expect subscription sales to continue to grow as we continue to invest in brand awareness, innovate new products and solutions, and market the convenience and savings of our nutritional supplements and tests.

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

We experience high retention, repeat purchases and low CAC, as seen by our 2023 and 2022 LTV to CAC ratios of 4.0x and 1.8x for the three months ended June 30, 2023 and 2022 and 3.7x and 2.7x for the six months ended June 30, 2023 and 2022, respectively.

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

Results of Operations

The following table summarizes our results of operations for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$72,714,600	$54,640,936	$137,952,379	$108,670,636
Cost of sales	32,077,213	24,704,294	63,041,402	49,254,885
Gross profit	40,637,387	29,936,642	74,910,977	59,415,751
Gross margin	55.9%	54.8%	54.3%	54.7%
Operating expenses:
Research and development	1,506,149	1,743,812	3,278,238	3,711,478
Marketing	10,037,781	15,841,490	18,976,472	20,642,450
Selling, general and administrative	22,470,851	18,504,691	46,048,391	36,433,167
Income (loss) from operations	6,622,606	(6,153,351)	6,607,876	(1,371,344)
Other (expense) income, net:
Interest expense, net	(583,145)	(31,514)	(978,144)	(61,671)
Change in fair value of warrant liability	(19,210)	594,899	(357,566)	528,980
Other income (expense), net	236,787	(13,761)	571,318	44,094
Total other (expense) income, net	(365,568)	549,624	(764,392)	511,403
Income (loss) before income taxes and gain from equity interests in unconsolidated affiliates	6,257,038	(5,603,727)	5,843,484	(859,941)
Income tax expense	2,124,000	174,553	2,153,000	207,098
Net income (loss) before gain from equity interests in unconsolidated affiliates	4,133,038	(5,778,280)	3,690,484	(1,067,039)
Gain from equity interests in unconsolidated affiliates	198,964	11,037	110,030	11,037
Net income (loss)	4,332,002	(5,767,243)	3,800,514	(1,056,002)
Net loss — non-controlling interests	(113,817)	(176,538)	(243,141)	(444,356)
Net income (loss) attributable to Thorne HealthTech, Inc.	$4,445,819	$(5,590,705)	$4,043,655	$(611,646)
Earnings (loss) per share:
Basic	$0.08	$(0.11)	$0.08	$(0.01)
Diluted	$0.08	$(0.11)	$0.08	$(0.01)
Weighted average common shares outstanding:
Basic	53,866,857	52,731,604	53,606,294	52,648,653
Diluted	53,866,857	52,731,604	53,606,294	52,648,653

Net sales

Net sales consist of sales of our products and services, net of discounts and customer returns. We enter into transactions and makes payments to certain of our customers related to advertising, some of which involve cooperative relationships with customers. When no distinct good or service is received in exchange for consideration, or if the fair value of the benefit cannot be reasonably estimated, the Company records its share of the costs for these transactions paid to customers as a reduction of the transaction price within net sales. The Company recorded $3.7 million and $3.2 million of cooperative advertising costs as a reduction of net sales for the three months ended June 30, 2023 and 2022, respectively. The Company recorded $7.1 million and $5.4 million of cooperative advertising costs as a reduction of net sales for the six months ended June 30, 2023 and 2022, respectively.

Three months ended June 30, 2023 and 2022

Net sales for the three months ended June 30, 2023, increased by $18.1 million, or 33.1%, to $72.7 million, compared to $54.6 million during the three months ended June 30, 2022. The increase in net sales was primarily attributable to progress executing our core growth strategies, resulting in sales growth within our DTC and Professional/B2B channels. We also continue to invest in consumer education about the scientific benefits of our products across all ages along with achieving highest quality standards and staying true to our label claims.

The DTC channel continued to be a significant growth catalyst through efficient new customer acquisition, including an increasing base of active subscriptions, strong customer satisfaction metrics and stable retention. Our DTC sales were $36.8 million, for the three months ended June 30, 2023, compared to $26.4 million for the three months ended June 30, 2022, which represents an increase of $10.4 million, or 39.3% compared to the corresponding period in the prior year. We believe our steady pace of premium innovation along with continued consumer education has increased our value proposition to customers.

Similarly, Professional/B2B channel sales benefited from heightened brand awareness and ongoing delivery of science-backed solutions that increase personalization and improve user experiences. Our B2B net sales were $35.9 million for the three months ended June 30, 2023, compared to $28.2 million for the three months ended June 30, 2022, which represents an increase of $7.7 million, or 27.3% compared to the corresponding period in the prior year. As we continue to invest in our products and consumer education supported with heightened awareness of the benefits of a healthy lifestyle and increased size of our end markets, we believe we will continue to drive significant increases in net sales above industry growth rates.

Six months ended June 30, 2023 and 2022

Net sales for the six months ended June 30, 2023, increased by $29.3 million, or 26.9%, to $138.0 million, compared to $108.7 million during the six months ended June 30, 2022. The increase in net sales was primarily attributable to organic growth from progress executing our core growth strategies, resulting in sales growth within our DTC and Professional/B2B channels.

For the six months ended June 30, 2023 and 2022, DTC sales were $70.6 million and $50.4 million, which represents an increase of $20.2 million or 40.1%. For the six months ended June 30, 2023 and 2022, B2B net sales were $67.3 million and $58.3 million, representing an increase of $9.0 million or 15.6% compared to the corresponding period in the prior year.

Cost of Sales and Gross Profit

The following table summarizes our cost of sales and gross profit for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	Percent Change	2023	2022	Change	Percent Change
Net sales	$72,714,600	$54,640,936	$18,073,664	33.1%	$137,952,379	$108,670,636	$29,281,743	26.9%
Cost of Sales:
Other cost of sales	30,768,069	23,916,064	6,852,005	28.7%	60,527,859	47,657,458	12,870,401	27.0%
Percent of net sales	42.3%	43.8%	-150 bps	(3.3)%	43.9%	43.9%	0 bps	0.0%
Depreciation and amortization	717,440	671,015	46,425	6.9%	1,418,926	1,388,901	30,025	2.2%
Percent of net sales	1.0%	1.2%	-20 bps	(19.7)%	1.0%	1.3%	-20 bps	-19.5%
Stock-based compensation	138,842	117,215	21,627	18.5%	231,682	208,526	23,156	11.1%
Percent of net sales	0.2%	0.2%	0 bps	(11.0)%	0.2%	0.2%	0 bps	11.1%
Non-cash lease expense	452,862	-	452,862	100.0%	862,935	-	862,935	100.0%
Percent of net sales	0.6%	0.0%	60 bps	100.0%	0.6%	0.0%	60 bps	100.0%
Cost of Sales	$32,077,213	$24,704,294	$7,372,919	29.8%	$63,041,402	$49,254,885	$13,786,517	28.0%
Percent of net sales	44.1%	45.2%	-110 bps	(2.4)%	45.7%	45.3%	40 bps	0.8%
Gross profit	$40,637,387	$29,936,642	$10,700,745	35.7%	$74,910,977	$59,415,751	$15,495,226	26.1%
Percent of net sales	55.9%	54.8%	110 bps	2.0%	54.3%	54.7%	-40 bps	(0.7)%

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

Three months ended June 30, 2023 and 2022

Cost of sales for the three months ended June 30, 2023, increased by $7.4 million, or 29.8%, to $32.1 million, compared to $24.7 million during the three months ended June 30, 2022. The increase in cost of sales is driven by higher volume of sales. We continue to see marginal impact of higher cost of raw materials offset with lower overheads as we achieve economies of scale benefit.

Gross profit for the three months ended June 30, 2023, increased by $10.7 million or 35.7%, to $40.6 million, compared to $29.9 million during the three months ended June 30, 2022. This increase was primarily driven by increase in net sales, and lower overhead costs that were partially offset with higher cost of raw material as we sell through our higher priced inventory. Gross profit as a percentage of net sales for the three months ended June 30, 2023, was 55.9%, an increase of 110 bps, or a 2.0% change, compared to the corresponding period in the prior year.

Six months ended June 30, 2023 and 2022

Cost of sales for the six months ended June 30, 2023, increased by $13.8 million, or 28.0%, to $63.0 million, compared to $49.3 million during the six months ended June 30, 2022. The increase in cost of sales is driven by higher volume of sales. We continue to see marginal impact of higher cost of raw materials offset with lower overheads as we achieve economies of scale benefit.

Gross profit for the six months ended June 30, 2023, increased by $15.5 million or 26.1%, to $74.9 million, compared to $59.4 million during the six months ended June 30, 2022. This increase was primarily due to the increase in net sales, and lower overhead costs partially offset by the increase in cost of sales and higher raw material costs. Gross profit as a percentage of net sales for the six months ended June 30, 2023, was 54.3%, a marginal decrease of -40 bps, or a (0.7)% change, compared to the corresponding period in the prior year.

Operating Expenses

The following table summarizes our operating expenses for periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	Percent Change (1)	2023	2022	Change	Percent Change (1)
Net sales	$72,714,600	$54,640,936	$18,073,664	33.1%	$137,952,379	$108,670,636	$29,281,743	26.9%
Operating expenses:
Stock-based compensation	2,734,244	3,024,621	(290,377)	-9.6%	6,389,539	4,942,722	1,446,817	29.3%
Percent of net sales	3.8%	5.5%	-180 bps	-32.1%	4.6%	4.5%	10 bps	1.8%
Depreciation and amortization	972,381	852,734	119,647	14.0%	1,831,914	1,476,699	355,215	24.1%
Percent of net sales	1.3%	1.6%	-20 bps	-14.3%	1.3%	1.4%	0 bps	(2.3)%
Non-cash lease expense	93,596	107,113	(13,517)	-12.6%	174,691	216,017	(41,326)	(19.1)%
Percent of net sales	0.1%	0.2%	-10 bps	-34.3%	0.1%	0.2%	-10 bps	(36.3)%
Other marketing	9,696,770	15,519,946	(5,823,176)	-37.5%	18,374,669	20,130,936	(1,756,267)	(8.7)%
Percent of net sales	13.3%	28.4%	-1510 bps	-53.1%	13.3%	18.5%	-520 bps	(28.1)%
Other research and development	1,189,077	1,435,370	(246,293)	-17.2%	2,694,857	3,165,357	$(470,500)	(14.9)%
Percent of net sales	1.6%	2.6%	-100 bps	-37.7%	2.0%	2.9%	-100 bps	(32.9)%
Other selling, general and administrative	18,935,884	14,978,299	3,957,585	26.4%	38,155,186	29,218,601	8,936,585	30.6%
Percent of net sales	26.0%	27.4%	-140 bps	-5.0%	27.7%	26.9%	80 bps	2.9%
Total Operating expenses	$33,621,952	$35,918,083	$(2,296,131)	-6.4%	$67,620,856	$59,150,332	$8,470,524	14.3%
Percent of net sales	46.2%	65.7%	-1950 bps	(29.7)%	49.0%	54.4%	-540 bps	(9.9)%

(1) Not meaningful (n.m.) year-over-year comparison as there is no comparative in the corresponding period in the prior year.

Three months ended June 30, 2023 and 2022

Total operating expenses for the three months ended June 30, 2023 decreased by $(2.3) million, or (6.4)%, to $33.6 million, compared to $35.9 million during the three months ended June 30, 2022.

Stock-based compensation expense for the three months ended June 30, 2023 was $0.3 million, $0.2 million, and $2.2 million recorded within marketing expenses, research and development expenses and selling, general, and administrative expenses, respectively. Stock-based compensation expense for the three months ended June 30, 2022 was $0.3 million, $0.2 million, and $2.5 million recorded within marketing expenses, research and development expenses and selling, general, and administrative expenses, respectively.

Depreciation and amortization expense for the three months ended June 30, 2023 was $0.1 million, and $0.2 million recorded within research and development expenses and selling, general, and administrative expenses, respectively. Depreciation and amortization expense for the three months ended June 30, 2022 was $0.1 million, and $0.1 million recorded within research and development expenses and selling, general, and administrative expenses, respectively.

Non-cash lease expense for the three months ended June 30, 2023 and 2022 were $0.1 million and $0.1 million, respectively, recorded within selling, general, and administrative expenses.

Other selling, general and administrative expenses for the three months ended June 30, 2023, increased $4.0 million, or 26.4%, to $18.9 million, compared to $15.0 million in the three months ended June 30, 2022. The increase was primarily due to increased selling costs correlated with the increase in net sales and increased employee compensation costs.

Other research and development expense for the three months ended June 30, 2023 decreased by $0.2 million, or 17.2%, to $1.2 million, compared to $1.4 million during the three months ended June 30, 2022. The decrease was primarily driven by a decrease in costs associated with external consultants.

Other marketing expenses for the three months ended June 30, 2023 decreased by $(5.8) million or (37.5)%, to $9.7 million, compared to $15.5 million during the three months ended June 30, 2022. At 13.3%% of net sales for the three months ended June 30, 2023, the $(5.8) million decrease was in line with the Company’s planned marketing spend for 2023.

Six months ended June 30, 2023 and 2022

Total operating expenses for the six months ended June 30, 2023 increased by $8.5 million, or 14.3%, to $67.6 million, compared to $59.2 million during the six months ended June 30, 2022.

Stock-based compensation expense for the six months ended June 30, 2023 was $0.6 million, $0.4 million, and $5.4 million recorded within marketing expenses; research and development expenses; and selling, general, and administrative expenses, respectively. Stock-based compensation expense for the six months ended June 30, 2022 was $0.5 million, $0.4 million, and $4.0 million recorded within marketing expenses; research and development expenses; and selling, general, and administrative expenses, respectively.

Depreciation and amortization expense for the six months ended June 30, 2023 was $0.2 million and $0.4 million recorded within research and development expenses and selling, general, and administrative expenses, respectively. Depreciation and amortization expense for the six months ended June 30, 2022 was $0.1 million and $0.2 million recorded within research and development expenses and selling, general, and administrative expenses, respectively.

Non-cash lease expense for the six months ended June 30, 2023 and 2022 were $0.2 million and $0.2 million, respectively, recorded within selling, general, and administrative expenses.

Other selling, general and administrative expenses for the six months ended June 30, 2023, increased $8.9 million, or 30.6%, to $38.2 million, compared to $29.2 million in the six months ended June 30, 2022. The increase was primarily due to increased selling costs correlated with the increase in net sales and increased employee compensation costs.

Other research and development expense for the six months ended June 30, 2023 decreased by $0.5 million, or 14.9%, to $2.7 million, compared to $3.2 million during the six months ended June 30, 2022. The decrease was primarily driven by a decrease in costs associated with external consultants.

Other marketing expenses for the six months ended June 30, 2023 decreased by $(1.8) million or (8.7)%, to $18.4 million, compared to $20.1 million during the six months ended June 30, 2022. At 13.3%% of net sales for the six months ended June 30, 2023, the $(1.8) million decrease was in line with the Company’s planned marketing spend for 2023.

Interest Expense, Net

The following table summarizes our interest expense, net for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	Percent Change	2023	2022	Change	Percent Change
Interest expense, net	$583,145	$31,514	$551,631	1750.4%	$978,144	$61,671	$916,473	1486.1%
Percent of net sales	0.8%	0.1%	70 bps	1290.5%	0.7%	0.1%	70 bps	1149.4%

Three months ended June 30, 2023 and 2022

Interest expense, net for the three months ended June 30, 2023 increased by $552 thousand, or 1750.4%, to $0.6 million, compared to $31.5 thousand for the three months ended June 30, 2022. This increase was primarily due to interest incurred during the three months ended June 30, 2023 on the outstanding proceeds received under the 2022 Credit Agreement as of and during the three months ended June 30, 2023. The Company received proceeds of $12 million from the 2022 Term loan during the three months ended December 31, 2022, of which the full $12 million remained outstanding as of June 30, 2023. Additionally, the Company received proceeds of $5 million during the three months ended June 30, 2023 from the Revolver, of which the Company made repayments of $10 million during the three months ended June 30, 2023. See note 12 included within our condensed consolidated financial statements for additional information and “Liquidity and Capital Resources” below.

Six months ended June 30, 2023 and 2022

Interest expense, net for the six months ended June 30, 2023 increased by $0.9 million, or 1486.1%, to $1.0 million, compared to $0.1 million for the six months ended June 30, 2022. This increase was primarily due to interest incurred during the six months ended June 30, 2023 on the outstanding proceeds received under the 2022 Credit Agreement as of and during the six months ended June 30, 2023. The Company received proceeds of $12 million from the 2022 Term loan during the three months ended December 31, 2022, of which the full $12 million remained outstanding as of June 30, 2023. Additionally, the Company received proceeds of $35 million during the six months ended June 30, 2023 from the Revolver, of which the Company made repayments of $25 million during the six months ended June 30, 2023. See note 12 included within our condensed consolidated financial statements for additional information and “Liquidity and Capital Resources” below.

Income tax expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	Percent Change	2023	2022	Change	Percent Change
Income tax expense	$2,124,000	$174,553	$1,949,447	1116.8%	$2,153,000	$207,098	$1,945,902	939.6%
Percent of net sales	2.9%	0.3%	0 bps	814.4%	1.6%	0.2%	0 bps	718.9%

Three months ended June 30, 2023 and 2022

Our effective tax rate was 33.9% for the three months ended June 30, 2023, compared to (3.1)% for the three months ended June 30, 2022.

Six months ended June 30, 2023 and 2022

Our effective tax rate was 36.8% for the six months ended June 30, 2023, compared to (24.1%) for the six months ended June 30, 2022.

Liquidity and Capital Resources

Historically and through June 30, 2023, we have financed our operations and business development efforts primarily from product sales, public sales of equity securities, and the proceeds of secured borrowings.

Based on current conditions, we believe we have sufficient financial resources to fund our activities and execute our business plans. However, the cost of obtaining financing for our projects needs may increase significantly or such financing may be difficult to obtain.

As of June 30, 2023, we had access to: (i) $17.1 million in cash and cash equivalents; (ii) $15.2 million in cash in escrow restricted for use for our Summerville, South Carolina expansion project, (iii) $8.0 million of allowance to be received from the lessor upon commencement of the lease amendment for the New Expansion of our South Carolina manufacturing and distribution facility, and (iv) $30.1 million of available borrowing capacity under our Revolver, with an option to obtain an additional $15 million, subject to agreement by the lender.

As of June 30, 2023, $25.0 million in the aggregate was outstanding under credit arrangements with several banks. For a description of our credit arrangements, refer to Note 12 in the Notes to Consolidated Financial Statements.

Our capital expenditures primarily relate to our Summerville, South Carolina expansion which includes leasehold improvements and footprint expansion for our manufacturing and warehousing and distribution facilities. We have planned $60.0 million in total capital expenditures, of which $40.0 million has been incurred through the period ended June 30, 2023. We expect to invest approximately $20.0 million during the remainder of 2023 and early 2024.

Other capital expenditure needs in the ordinary course of business is planned to be $4.0 million, annually. Of this, $2.0 million has been spent during the six months ended June 30, 2023, with the balance of $2.0 million to be invested during the remainder of 2023.

We expect to finance these requirements with (i) the sources of liquidity described above; (ii) positive cash flows from our operations; and (iii) future project financing and re-financing. Management believes that, based on the current stage of implementation of our business plan, the sources of liquidity and capital resources described above will address our anticipated liquidity, capital expenditures, and other investment requirements.

Sources and Uses of Our Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents and changes in our cash flows for the periods presented:

	June 30, 2023	December 31, 2022	Change
Cash and cash equivalents	$17,093,556	$36,024,847	$(18,931,291)
Restricted cash	15,201,129	4,900,000	10,301,129
Cash and restricted cash	$32,294,685	$40,924,847	$(8,630,162)

	Three Months Ended June 30,
	2023	2022	Change
Net cash provided by (used in) operating activities	$9,285,985	$(7,007,889)	$16,293,874
Net cash used in investing activities	$(25,423,631)	$(18,463,360)	$(6,960,271)
Net cash provided by financing activities	$7,563,733	$2,367,060	$5,196,673

Operating Activities

Cash provided by operating activities consisted of net income, adjusted for non-cash items, including depreciation and amortization, change in fair value of warrant liability, non-cash lease expense, stock-based compensation and certain other non-cash items, as well as the effect of changes in working capital and other activities.

Net cash provided by (used in) operating activities increased $16.3 million for the six months ended June 30, 2023, compared to the corresponding period in the prior year. The increase in cash provided is primarily due to a net decrease in operating assets and liabilities of $6.9 million, offset by an increase in cash of $6.6 million related to stock based compensation and $3.3 million in depreciation and amortization. These changes in operating assets and liabilities are primarily driven by timing of collections and vendor payments, offset by a decrease in the purchases of inventory as compared to the previous six months ended June 30, 2022.

Investing Activities

Our primary investing activities consisted of purchases of property and equipment, mainly to increase our manufacturing and fulfillment capabilities to support our growth, as well as leasehold improvements. Use of cash for investing activities also includes payments for acquisitions and the purchase and use of certain license and research agreements.

Net cash used in investing activities increased $7.0 million for the six months ended June 30, 2023, compared to the corresponding period in the prior year. The increase is primarily driven by purchases of property and equipment of $21.0 million during the six months ended June 30, 2023 as compared to $2.2 million during the six months ended June 30, 2022. The increase is primarily offset by the acquisition of PreCon Health of $4.0 million during the six months ended June 30, 2023, as compared to the acquisition of Nutrativa for $14.9 million during the six months ended June 30, 2022.

Financing Activities

Net cash provided by financing activities increased $5.2 million for the six months ended June 30, 2023, compared to the corresponding period in the prior year. This increase in cash provided is primarily related to proceeds of the Revolving Line of Credit of $35.0 million, offset by payments on the Revolving Line of Credit of $(25.0) million.

Contractual Obligations and Commitments

We have contractual obligations in the form of noncancelable leases, equipment loans which incur interest and commitments related to certain agreements. Future minimum payments due in the next 12 months under our leases and outstanding equipment loans are $7.9 million and $0.9 million, respectively. Thereafter, we have remaining payment obligations under our leases and outstanding equipment loans totaling $71.6 million and $2.0 million, respectively. As of June 30, 2023, we had unrestricted cash of $17.1 million and accounts receivable of $25.4 million.

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

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K filed on March 31, 2023, and, during the three and six months ended June 30, 2023, there were no material changes to those previously disclosed.

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

In the ordinary course of our business, we enter into commitments to purchase raw materials over a period of time, generally six months or less at contracted prices. As of June 30, 2023, these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. We do not utilize derivative contracts either to hedge existing risks or for speculative purposes.

Interest Rate Risk

We invest excess cash in variable income investments consisting of cash equivalents. The magnitude of the interest income generated by these cash equivalents is affected by market interest rates. We do not use marketable securities or derivative financial instruments in our investment portfolio.

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s outstanding balance under its credit agreement as of June 30, 2023 is subject to a variable rate of interest, which fluctuates with changes in the lender’s reference rate (SOFR). An increase or decrease in interest rates by 25 bps would increase monthly interest expense by approximately $4,700 based on the Company’s outstanding balance as of June 30, 2023. The Company may use derivative financial instruments for trading purposes to protect trading performance from exchange rate fluctuations on material contracts, though there were no such instruments in place during the six months ended June 30, 2023 or the annual period ended December 31, 2022.

Currency Risk o

The global scope of our business operations exposes us to the risk of fluctuations in foreign currency markets. The exposure is the result of our investment in foreign operations. Any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales and operations in foreign countries could have an adverse impact on our financial results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of disclosure controls and procedures is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under potential future conditions. Controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were not effective at a reasonable assurance level as of June 30, 2023 because of the material weaknesses in internal controls further discussed below. Notwithstanding the material weaknesses, our management, including our CEO and CFO, has concluded that our unaudited condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Under standards established by the Public Company Accounting Oversight Board (PCAOB), a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Specifically, our management determined that, as of June 30, 2023, we have material weaknesses in each of the following components of the “Internal Control—Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission:

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

As of the six months ended June 30, 2023, management has implemented significant changes to improve procedures relating to our internal control structure, including our ability to rely on system generated information. Specifically, management has:

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

The remediation measures described above and their impact on the Company’s internal control over financial reporting is ongoing. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We are focused on remediating these deficiencies during the current fiscal year 2023 and will strengthen our internal control over financial reporting to prevent a recurrence of the material weaknesses described above. However, we cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. As of June 30, 2023, the material weaknesses have not been remediated.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is aware of two third-party U.S. patents that have claims relating to compositions of nicotinamide riboside – an ingredient contained in several of the Company’s nutritional supplement products – issued to the Trustees of Dartmouth College and licensed to ChromaDex Corporation (Chromadex), of Los Angeles, California. On December 1, 2020, and February 1, 2021, the Company filed separate petitions for inter partes review against U.S. Patent No. 8,383,086 and U.S. Patent No. 8,197,807, respectively, at the U.S. Patent Trial and Appeal Board to seek to invalidate these two patents. On June 10, 2021, the Patent Trial and Appeal Board issued a decision granting institution of inter partes review against U.S. Patent No. 8,383,086. On May 31, 2022, the Patent Trial and Appeal Board issued a decision in which it invalidated the challenged claim in U.S. Patent No. 8,838,086. On August 2, 2022, the patent owner filed a “Patent Owner Notice of Appeal” with the U.S. Court of Appeals for the Federal Circuit. On December 29, 2022, the patent owner's appeal was dismissed. On August 12, 2021, the U.S. Patent Trial and Appeal Board issued a decision granting institution of inter partes review against U.S. Patent No. 8,197,807. On August 10, 2022, the Patent Trial and Appeal Board issued a decision in which it did not invalidate the challenged claims in U.S. Patent No. 8,197,807. The Company is appealing that decision. On May 12, 2021, the Trustees of Dartmouth College and ChromaDex filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging the Company’s infringement of U.S. Patent Nos. 8,383,086 and 8,197,807. The complaint seeks to enjoin the Company from selling its nutritional supplement products that contain nicotinamide riboside and further seeks monetary damages for alleged infringement of the patents. On August 20, 2021, the trial judge in the patent infringement litigation issued an Order to Stay the litigation during the pendency of the two inter partes review. The Order to Stay remains in effect. On September 21, 2021, in litigation the Company is not a party to, ChromaDex, Inc. v. Elysium Health, Inc., the U.S. District Court for the District of Delaware issued a summary judgment holding that U.S. Patent No. 8,197,807 is invalid. On February 13, 2023, the U.S. Court of Appeals for the Federal Circuit upheld the decision of the U.S. District Court for the District of Delaware that invalidated U.S. Patent No. 8,197,807. On May 10, 2023, the Federal Circuit denied ChromaDex’s request for rehearing of the court’s ruling and the court’s formal mandate issued on May 17, 2023. This federal appellate court ruling should bear conclusive weight on the Dartmouth/ChromaDex infringement complaint filed against the Company to which the Order to Stay had been placed on August 20, 2021; i.e., with the appellate court’s upholding of the trial court’s ruling on the invalidity of U.S. Patent No. 8,197,807 there is no ability to infringe on said patent.

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

Adverse changes in the geopolitical relationship between the U.S. and China or changes in China’s economic and regulatory landscape could have an adverse effect on business conditions.

Adverse changes in economic and political policies relating to China could have an adverse effect on our business. An escalation of recent trade tensions between the U.S. and China has resulted in trade restrictions that may harm our ability to participate in Chinese markets. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that further restrict our ability to operate in China.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the second quarter of 2023, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated September 27, 2021.	10-Q	11/10/21	3.1
3.2	Amended and Restated Bylaws of the Registrant, dated September 27, 2021.	10-Q	11/10/21	3.2
4.1	Fourth Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated July 5, 2018.	S-1/A	9/21/21	4.1
4.2	Fourth Amended and Restated Stockholders Agreement by and among the Registrant and certain of its stockholders, dated July 5, 2018.	S-1	7/16/21	4.2
4.3	Specimen common stock certificate of the Registrant.	S-1	7/16/21	4.3
4.4	Amended and Restated Common Stock Purchase Warrant issued to Kirin Holdings Company, Limited, dated as of July 15, 2020.	S-1/A	9/21/21	4.4
4.5	Amended and Restated Common Stock Purchase Warrant issued to Mitsui & Co., Ltd, dated as of July 15, 2020.	S-1/A	9/21/21	4.5
4.6	Amended and Restated Common Stock Purchase Warrant issued to Diversified Natural Products, Inc., dated as of May 10, 2011.	S-1/A	9/21/21	4.6
4.7	Amended and Restated Common Stock Purchase Warrant issued to ELUS Holdings Corporation, dated as of May 10, 2011.	S-1/A	9/21/21	4.7
4.8	Amendment to Warrant to Purchase Common Stock, between the Registrant and Diversified Natural Products, Inc., effective May 2, 2019.	S-1/A	9/21/21	4.8
4.9	Amendment to Warrant to Purchase Common Stock, between the Registrant and ELUS Holdings Corporation, effective May 2, 2019.	S-1/A	9/21/21	4.9
10.1	Stock Purchase Agreement dated January 31, 2023 between Thorne HealthTech, Inc., PreCon Acquisition LLC and Eigenlyfe LLC.	10-K	3/31/23	10.37
10.2	Second Amendment to Lease Agreement, dated November 17, 2022, between Thorne HealthTech, Inc., as tenant, and Victoria Logistics Assets LP, as landlord	10-K	3/31/23	10.38
10.3	Employment agreement for Saloni S. Varma, Chief Financial Officer, dated February 21, 2023	10-Q	5/12/23	10.3
10.4	Amendment to Lease Agreement between Registrant and Icon Owner Pool 1 SF Non-business Parks, LLC, dated July 10, 2023				X
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101

The following financial information from Thorne HealthTech Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: August 9, 2023